Form 10-Q/A
period 2008-05-31
Calibert Explorations, Inc.
filed 2008-08-26
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2008, the Issuer had 5,160,000 Shares of
Common Stock outstanding.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. previously filed

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. previously filed

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S1 originally filed on, June 9, 2008, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2008. We have not filed any Current Reports on Form 8-K since May 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIBERT EXPLORATIONS LTD.

August 26, 2008	By:	/s/ Andre Benard
ANDRE BENARD
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)