Form 10-K
period 2008-11-30
Calibert Explorations, Inc.
filed 2009-03-17
CIK 1432176

                              UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549

FORM 10-K

 [X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2008

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

                                                     COMMISSION FILE NUMBER 000- 53346

CALIBERT EXPLORATIONS, LTD.

 (Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3246 D'HERELLE STREET MONTREAL QUEBEC

H1Z 2B3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 450-433-0508

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	5,160,000 Shares of Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ¨ No  X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and
asked price of such common equity, as of a specified date within the past 60 days.                                                               (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$135,900 based on sale price of $0.06 per share

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 5,160,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

                                                         PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Calibert l” and the “Company” mean Calibert Explorations, Ltd., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.    DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on February 21, 2007 under the laws of the state of Nevada. On the date of our incorporation, we appointed Andre Benard as our Director. On February 21, 2007, Mr. Benard was appointed President, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer of our company. Mr. Benard may be deemed to be our promoter. On July 18, 2007 we entered into an agreement with Jean Claude Dentiger to acquire a 100% interest in the Calibert Property mining claims located in the Chibougameau Mining District, Quebec, Canada, in consideration for $9,000 CAD The claim is registered in the name of our wholly owned subsidiary Calibert Exploration Ltee., a Quebec corporation.

We are a startup exploration stage company without operations, and we are in the business of Copper exploration. There is no assurance that a commercially viable mineral deposit exists on our mining claim. Additional exploration will be required before a final evaluation as to the economic and legal feasibility of our mining claim can be determined.

On July 18, 2007, we acquired two mining claim blocks covering 1,174 hectares from Jean Claude Dentiger for $9,000CAD. Under the Quebec Mining Act, title to Quebec mining claims can only be held by individuals or Canadian corporations/. Because of this regulation, the claims were be transferred to our wholly owned subsidiary Calibert Exploration Ltd. a Quebec Corporation

The mining claims were staked by Jean Claude Dentiger and were acquired by us on July 18, 2007 from Mr. Dentiger.

The mining claim is in the Chibougameau Mining District, Quebec, Canada. The claim numbers of the Calibert Property range from 2118375-2118407 and are in good standing until August 19, 2009. The total area of our mining claim is 1,174 hectares or approximately 2935 acres.

Mr. Benard has no previous experience exploring for minerals or operating a mining company. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

In January 2008, we engaged a professional Mining Engineer named Donald Theberge who is familiar with the area of the Calibert Property to develop a report about our mining claim. The report entitled “Report On the Calibert Property dated March 26, 2008 describes the mining claim, the regional geology, the mineral potential of the claim and recommendations how we should explore the claim.

Our consulting mining engineer, Mr. Theberge is a professional engineer. He has an office in Levis, Quebec, Canada and is employed by Solumines Ltd. He is a qualified professional engineer with an MBA from Laval University in Quebec City, Canada, obtained in 1983. He has practiced his profession for twenty five years in North America, mainly Northern Quebec, and in Africa, in the countries of Morocco and Mali. He is a member in good standing of the Association of Professional Engineers and Geoscientists of Quebec. Mr. Theberge does not own any interest in our claim and is not a shareholder or affiliate of our company.

The cost of the mining claim charged to operations by us was $9,000CAD which represented the cost to acquire the claim from Jean Claude Dentiger. However, we will incur much more significant expenses in order to explore our claim as described in our Plan of Operation.

We have no current plans to change our business activities from mineral exploration or to combine with another business. It is possible that beyond the foreseeable future that if our mineral exploration efforts fail and world demand for the minerals we are seeking drops to the point that it is no longer economical to explore for these minerals we may need to change our business plans. However, until we encounter such a situation we intend to explore for minerals in Canada or elsewhere.

Compliance with Government Regulations

Additionally, if we decide to continue with the acquisition and exploration of mineral properties in the Province of Quebec we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of Quebec. The main agency that governs the exploration of minerals in the Province of Quebec is the Ministry of Energy and Mines.

All mineral exploration activities carried out on a mineral claim or mining lease in Quebec must be done in compliance with the Ministry of Energy and Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in Quebec contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the state. Items such as waste approvals may be required from the Province if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In addition, we will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we may be required to make an application to the Province for a permit. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	All material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.  RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first and second phase of exploration on our mining claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mining claim. We have not made arrangements to secure any additional financing.

Because our President, Secretary, Treasurer and director, Andre Benard, owns           57 % of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Benard are inconsistent with the interests of other stockholders.

Andre Benard, our President, and Secretary and Treasurer controls 57% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Benard is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Benard is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Benard exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Benard will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Benard to their detriment, and (iii) control over transactions between him and Calibert.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts

.In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets resulting in the loss of your entire investment in this offering.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 2.                    DESCRIPTION OF PROPERTY.

We rent office spaces from our President and chief executive officer and director, Andre Benard This office space consists of approximately 200 square feet, and Mr. Benard supplies this office space to us at no cost to the Company.

We currently do not own any physical property or own any real property.

THE CALIBERT PROPERTY

We acquired a 100% interest in the Calibert  Property from Jean Claude Dentiger. for the sum of $9,000 CAD.                                                                                    .

Description of Calibert Property

The Calibert mining claims are unencumbered and in good standing and there are no third party conditions which affect the claim other than conditions defined by the Province of Quebec as described below. The claims cover an area of 1,174 hectares, which is equivalent to an area of approximately 2,935 acres. We have no insurance covering the claim. We believe that no insurance is necessary since the claim is unimproved and contain no buildings or improvements. The claim number, registered owner number, expiry date, number of units, and work requirement:

Name of Mineral Claim	Area in Acres	Claim Numbers	Expiry Date
Calibert	2935	2118375-2118407.	August 19, 2009

Location

The Calibert mining claims are located in the Chibougameau Mining District, Quebec, Canada The Calibert Property mining claim lies approximately 50 km miles northeast of Chapais Quebec.. The claim are centered on latitude 345 064 E and 5 403 207 N longitude. Active roads may provide excellent access, however we have not confirmed the conditions of road access to the claim themselves.

Infrastructure

Currently there is no plant or equipment located on the Calibert  Property. Neither our President our Consulting Engineer has been onto the mining claim. Our consulting Mining Engineer has indicated that the Calibert Property shows a relatively flat topography, with a maximum elevation of 30 m between the highest and lowest point of the property, average elevation is approximately at 365 m above sea level.  It is traversed from north to south by several small creeks, which joins the Opawica River.  In general the overburden thickness varies from 0 to 25 m.  Like at many places in this area, the property is covered by a mix of swamp and forest, of grey pine and spruce.

History

The following history is summarized from the report prepared by our consulting Mining engineer, Donald Theberge dated March 26, 2008 concerning our mining claim. Until we can validate otherwise, the claim are without known reserves and we have planned a four phase program to explore our claims.

The first reported works in the area are credited to A.N.Béland, who mapped, from 1955 to 1959 the Gradis - Machault area, which cover the south part of the property, the DuGuesclin – Royal area and finally the Hazeur – Druillettes area.  At about the same time, in 1956, Jerome Remick mapped the Anville-Drouet area, which covers the north part of the property, and the Guercheville – Lapparent area, both authors worked on behalf of the Quebec Department of Mines.

Several years later, more precisely from 1966 to 1968, SEREM Ltée, (a branch of the French BRGM), did geophysical surveys, followed by 19 diamond drill holes with 2 of them, named C1 and C2 drilled on the west part of the property, and a third one, C3 just outside of it, on the western side.

Almost 10 years later, in 1976, Falconbridge Nickel Mines Ltd, did ground geophysical surveys, and more precisely HLEM, Mag and Gravity surveys, on their Chibougameau project, covering a part of the actual property.  One year later in 1977, Falconbridge tested some of the discovered anomalies, this lead to one hole, numbered 770-7, drilled on the North-Western part of the property.  Assays were performed for precious and base metals.  No gold values are reported, copper, zinc and silver assays returned only background values.

Three years later, in 1980, the Ministère de l’Énergie et des Ressources du Québec, released an airborne EM (Input) survey, flown by Questor Surveys Ltd, and compiled by Les Relevés Géophysiques.  This survey covers the whole Calibert property, and delineated a trend of Input anomalies crossing the property in an almost E-W direction.

In 1982, the same ministry made a large scale geological compilation of the area west of the town of Chapais.  During the same year, in 1982, the SDBJ did line cutting, Mag and VLF, on a 6 claims block (96 ha), located in the north central part of the property.  Later on in 1990, a report ordered by the SDBJ to Roche Ltée Groupe Conseil, on several properties, including the Gradis property, show that the property was reduced to 2 claims (32 ha), and reveal that a geological survey was done in 1983, and apparently was not declared to the MRNFQ.  This report indicates that gold was discovered in grab samples.  Alain Tremblay eng., states in his report  Gold mineralization was recognized for the first time in 1981, during a regional geological mapping program, ordered by the SDBJ.  A grab sample taken from a carbonatized rhyolite tuff has returned 2,7 g/t Au.  The following geophysical surveys, have shown that this outcrop did not respond to Mag and/or VLF.

A detailed geological mapping done in 1983 has extended this showing.  The rhyolitic tuff is in the form of bands varying in thickness from 0.5 to 10 m, enclosed in plagioclase phenocrist flow.  The tuff is locally carbonatized and contains small rhombohedral iron carbonates crystals with small amounts of disseminated cubic pyrite and in veinlets.

The most interesting outcrop is located close to the road, on the base line.  The tuff is strongly carbonatized and contains voids completely limonite filled.  The schistose areas are oriented at 1100 and contain quartz veinlets with a small amount of pyrite.  A sample taken from one of these quartz veins has returned 6 000 ppb Au.  The prospection on the lateral extensions of this tuff has shown a systematic gold enrichment with 1318, 523, 448, 106, and 79 ppb/Au.  No holes have been drilled on this showing.

Later on in 1993, Cache Exploration has done an IP survey, on the same two claims, Five (5) anomalous zones were located.  Simon Tshimbalanga, eng., in his report indicates that the anomalies are very shallow, and can probably be prospected by stripping and/or trenching.

In 1983, a technical report was produced for Invesmin.  It covered the A claim block, which correspond to the north-east part of the Calibert property.  From 1984 to 1986, the exploration works are reported by Orbite VSPA inc., on the same claim block.  They consisted of photo interpretation, Mag and prospector carpet surveys followed by six (6) diamond drill holes.  The assays results reflected only background gold values.  We should note that these works were performed just outside of the Calibert property, to the north, except for hole A7 which was drilled on the Calibert property.

From 1986 to 1988, Esso Minerals was the main player in the area, and was in fact the company which has done the most extensive works on the property.  Forty six (46) reverse circulation drill holes are reported in 1986, 44 of them drilled on the Calibert property, and two (2) just outside the property, on the east side.  From November 1986 to February 1987, Esso drilled 11 diamond drill holes for a total of 2 245 m.  In January 1987, an IP survey covered about 75% of the Calibert property, and many anomalies were located.  Unfortunately the survey was not extended enough to the north to cover the whole trend of Input anomalies occurring on the property.

The drilling resumed in 1988, with 16 more DDH totalling 2 414 m, 13 of them being directly located on the property with 2 of them just to the east, and one to the west of the property.

To summarize, Esso drilled 27 holes on and in the immediate vicinity of the property.  All this drilling and the IP survey have defined a trend of gold enrichment.  Many gold values are reported, they have been compiled and can be consulted in figure 5 «Compilation map» on next page.  This gold trend closely follows the north trend of IP anomalies, which roughly also corresponds to a trend of Input and Megatem anomalies.  The gold values are mainly associated to quartz veins slightly enriched in pyrite and sometimes in tourmaline, at several places, visible gold has been observed, these veins are located in a quartz feldsphar porphyry (QFP).  Networks of small fractures are also locally gold enriched.  No base metals have been reported.  We should note, that Esso is the only company, with the SDBJ, to report gold values.

All the other works reported from 1987 until now have been done by the MRNFQ.  They consist of geological surveys, and re-treatment of aeromagnetic surveys.

Two geological surveys, by Midra et all in 1991 and 1992 have covered the whole Calibert property, show the quartz feldsphar porphyry, which contains the gold mineralization.  Beaumier and Kirouac in 1997, produced colour geochemical maps (MB 97-09 and 10), anomalous area for gold and arsenic were located on the property.  From 2005 to 2007 the MRNFQ released studies concerning the potential for orogenic gold mineralization.

Property Geology

Regionally speaking, the property is located in the Chibougamau – Matagami, archean greenstone belt in the north part of the Abitibi sub-province itself part of the Superior geological province.  The Caopatina – Desmaraisville volcano-sedimentary band form the south segment of this belt wedged between the Lapparent massif to the north and the Opawica anorthositic complex to the south.  It is mainly made of basaltic lavas and co-magmatic gabbroic sills of the Obatogamau formation.  The mafic lavas are made of massive and pillowed flows, rarely brecciated.  Minor horizons of clastic and chemical sediments with felsic volcanic occur in the mafic flows.

Pre to post tectonic mass intrudes the volcano-sedimentary pile.  They vary in composition from tonalitic to granodioritic and often show a magmatic foliation.  Proterozoic dykes cut all the lithologies in a NE to NNE direction.  The regional metamorphism is generally to the greenschist facies, except close to the main intrusives where it can be up to the amphibolite facies.

From a structural standpoint, the volcano-sedimentary rocks show a penetrative schistosity oriented E-W to ESE.  They are generally traversed by many shear zones parallel to the regional schistosity with the most important ones being the Doda and Opawica faults.  These shear zones are cut by late faults oriented NE to NNE.

The mineralized zones are essentially contained in the E-W to ESE shear zones, which are highly schistose and strongly carbonates altered.  These zones show a variable sulphide content and are locally quartz veins injected.

At the property level, the geology is mainly made of the mafic lavas of the Obatogamau formation, which is in faulted contact to the south with the sedimentary rocks (wacke, mudstone, siltstone, conglomerate, etc) of the Caopatina formation.  The Drouet Pluton intrudes the basalts of the Obatogamau formation and crosses the property from west to east in a general 1000 direction, concordant with the enclosing rocks.  Structurally speaking, the Drouet Pluton is at the heart of the Druillettes syncline and correlates with the the Opawica fault.

The Drouet intrusive is located in the NE part of the territory, at the limits of the NTS sheets 32G06 and 32G11.  Only the south border, with a thickness of 300 m over a total thickness of 1.4 km, outcrop.  This south border affected by the Opawica fault, is characterized by a swarm of injected dykes oriented E-W and decimetric to metric in width.

Thin lenses of volcanics are sometimes wedged between two injections. Three phases of injections exist, the first correspond to an intermediate feldsphar intrusive porphyry (diorite and quartz diorite), the second and third phases correspond to a quartz feldsphar intrusive porphyry (QFP).  The last phase is different from the second by its high and grainy quartz percentage.  More to the north, the hearth of the intrusion is a tonalite.  On altered surface, the rock show a white-greenish to white brownish colour, due to the iron carbonate alteration.

Current Exploration

We have not commenced our exploration program of the Calibert Property, our plan of for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claim. We do not have enough funds to complete our exploration program which we would plan to start in the summer of 2009.  If the results of our Phase One and Phase Two exploration programs are encouraging. The following is a brief summary of our four phase exploration program:

Phase I	Quantity	Units	Cost	Total
Compilation of previous works, mainly the compilation of old drilling data in a database			$5,000	$5,000
Mapping and channel sampling			$6,000	$6,000
Assaying (Au, Ag, As, Cu Zn) and lithogeochemistry if required			$2,000	$2,000
			Total	Phase 1	$13,000

Phase II
Geological survey 1,100$/day all inclusive	10	days	$1,100	$11,000
Outcrops stripping			$10,000	$10,000
Additional Mapping and channel sampling			$6,000	$6,000
Assaying (Au, Ag, As, Cu Zn) and lithogeochemistry if required			$2,000	$2,000
			Total	PhaseII	$29,000

Phase III
Line cutting	128	km	$450	$57,600
Mag survey	128	km	$150	$19,200
IP survey, x=50 m n=1 to 6	36	km	$1,200 $43,200
Geophysical interpretation and report			$5,000	$5,000
Miscellaneous 12%				$15,000
Total geophysics and line cutting			Total	PhaseIII	$140,000
Phase IV
4500 m of drilling all inclusive, to probe the targets defined by the geophysical and geological surveys	4500	m	$130	$585,000
Update of the NI 43-101 report, and filing the exploration works with the MRNFQ.				$10,000
Miscellaneous 12%				$71,400
Total drilling and report					$666,400

		Total Phase I to IV			$848,400

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, as of, March17, 2008; there were 5,160,000 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock  have commenced being quoted on the OTC Bulletin Board under the symbol “CXLT” Although our shares became eligible for quotation on the OTC Bulletin Board , the high and low bid information for our common stock for the year ended November 30, 2008 was not available from the OTC Bulletin Board.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$0	$0
2nd Quarter 2008	$0	$0
3rd Quarter 2008	$0	$0

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales of Unregistered Securities

There have been no recent issuances of unregistered securities.

ITEM 6 SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended November 30, 2008	Year Ended November 30, 2007
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	38,018	20,981
Net income (loss)	38,018	20,981
Income (loss) per share (basic and diluted)	(0.01)	(0.01
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	November 30, 2008	November 30, 2007
Working capital	$17,233	51,501
Total assets	17,233	51,501
Total liabilities	-	-
Accumulated Deficit	58,999	20,981
Stockholders’ equity (deficit)	17,233	51,501

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claim. We do not have enough funds to complete our exploration program which we would plan to start in the summer of 2009.  If the results of our Phase One and Phase Two exploration programs are encouraging. The following is a brief summary of our four phase exploration program:

1.

The next anniversary date of our mining claims is August 19, 2009 In order to keep the claim in good standing we must perform and register exploration work with the province of Quebec of at least CDN$25,200 on our mining claim as recommended by our consulting Mining Engineer, we plan to conduct the first phase of our four phase exploration program starting in July or August, 2008. This Phase One exploration program is expected to cost approximately $13,000. A Geologist and assistant will cover the property mapping and taking rock samples then ship to a laboratory for assay.

2.

The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results.

3.

With respect to our Phase Two program, our consulting geologist has indicated that we should budget approximately $29,000 for our Phase Two program. Our Phase two program is scheduled to proceed Between May 1, 2009 and July 31, 2009 A field crew will mobilize onto our claims, survey the claims  and perform stripping, trenching, additional mapping and sampling (both soil And rock) and then demobilize from the area.

4.

In the case of our Phase Two program, the results obtained during the Phase Two program will be assembled, interpreted and we will review the results of the Phase Two program. We will then engage our consulting geologist to interpret the results of Phase Two and develop a summary report.

5.

If the Phase three program were to proceed, our consulting mining engineer has indicated that we should budget approximately $140,000 for our Phase three program. If we proceed with a Phase Three program we would do so between August 1, 2009 and October31, 2009 A field crew will mobilize onto our claim and perform a significant amount of line cutting, VLF-EM and Magnetometer surveys.

6.

In the case that the Phase Four program takes place, the results obtained during the Phase     Three program will be assembled, interpreted and we will review the results of the Phase three program. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claim and be in a position to commence Diamond Drilling in 2010.

As at November 30, 2008, we had a cash balance of $17,233.If the results of the Phase One and Phase Two exploration program are encouraging, we will have to raise additional funds starting in January 2009 so that Phase three exploration could commence in May 2009.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs.. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claim in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

•

Our ability to raise additional funding;

•

The market price for copper and silver;

•

The results of our proposed exploration programs on the mineral property; and

•

Our ability to find joint venture partners for the development of our property interests

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended November 30, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended November 30

	2008	2007
Revenue	$--	$--
Expenses	(38,018)	(20,981)
Net Comprehensive Loss	$(38,018)	$(20,981)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The increases in expenses are primarily a result of the increase in consulting,  accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended November 30, 2008 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At November 30, 2008	At November 30, 2007
Current Assets	$ 17,233	$51,501
Current Liabilities	(7,500)	(3,750)
Working Capital (Deficit)	$9,733	$(47,751)

Cash Flows
	Year Ended	From inception (May 19, 2006) to
	November 30, 2008	November 30, 2007,
Cash Flows used in Operating Activities	$(38,018)	$(20,981)
Cash Flows used in Investing Activities
Cash Flows provided by Financing Activities
Net (Decrease) Increase in Cash During Period	$(34,268)	$51,501

As of November 30, 2008, we had cash on hand of $17,233.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2008 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Foreign Currency Translation

We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC and in accordance with FAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the statement of operations, if applicable.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets, at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of November 30, 2008, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of November 30, 2008
3.	Statements of Operations for the years ended November 30, 2008 and 2007 and for the period from inception on December 20, 2006, to November 30, 2008;
4.	Statements of Cash Flows for the years ended November 30, 2008 and 2007 and for the period from inception on February 21, 2007 to November 30, 2008;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 20, 2006 through November 30, 2008; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Calibert Explorations Ltd.

     We have audited the accompanying consolidated balance sheets of Calibert Explorations Ltd. (an Exploration Stage Company) as of November 30, 2008 and 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and from February 21, 2007 (inception) through November 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calibert Explorations Ltd. as of November, 2008, and the results of its operations and its cash flows for the year then ended and the period from February 21, 2007 (inception) through November 30, 2008 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

March 11, 2009

CALIBERT EXPLORATIONS, LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$ 17,233	$ 51,501

TOTAL CURRENT ASSETS	17,233	51,501

TOTAL ASSETS	$ 17,233	$ 51,501

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 7,500	$ 3,750

CURRENT LIABILITIES:	7,500	3,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common Stock, $0.001 par value 75,000,000 shares
authorized and 5,160,000 shares issued and outstanding
as of November 30, 2008 and 2007	5,160	5,160
Paid in capital	63,572	63,572
Deficit accumulated during the exploration stage	(58,999)	(20,981)

TOTAL SHAREHOLDERS' EQUITY	9,733	47,751

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,233	$ 51,501

F3

CALIBERT EXPLORATIONSRESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the	years ended	from February 21,
			2007 (inception) to
	November 30, 2008	November 30, 2007	November 30, 2008

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	38,018	20,981	58,999

Total operating expenses	38,018	20,981	58,999

Loss from continuing operations
before provision for income taxes	(38,018)	(20,981)	(58,999)

Provision for income taxes	-	-	-

NET LOSS	$ (38,018)	$ (20,981)	$ (58,999)

Weighted average common shares outstanding - basic and diluted	5,160,000	5,160,000	5,160,000

Net loss per share-basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)

F4

CALIBERT EXPLORATIONSRESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM MAY 19, 2006 (INCEPTION) TO NOVEMBER 30, 2008

	Common Stock
	75,000,000 shares authorized		Additional		Total
	Number of	Par Value	Paid-in	Accumulated	Stockholders'
	Shares	$ 0.001	Capital	Deficit	Equity

BALANCE, FEBRUARY 21, 2007 (INCEPTION)	-	$ -	$ -	$ -	$ -
Shares subscribed at $0.001	3,000,000	3,000	-		3,000
Shares subscribed at $0.03	2,160,000	2,160	63,572		65,732
Net loss	-	-	-	(20,981)	(20,981)

BALANCE, NOVEMBER 30, 2007	5,160,000	$ 5,160	$ 63,572	$ (20,981)	$ 47,751

Net loss	-	-	-	(38,018)	(38,018)

BALANCE, NOVEMBER 30, 2008	5,160,000	$ 5,160	$ 63,572	$ (58,999)	$ 9,733

F5

CALIBERT EXPLORATIONSRESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
			from February 21
	For the years ended		2007 (inception) to
	November 30, 2008	November 30, 2007	November 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (38,018)	$ (20,981)	$ (58,999)
Changes in current assets and liabilities:
Accrued expenses	3,750	3,750	7,500

NET CASH USED IN OPERATING ACTIVITIES	(34,268)	(17,231)	(51,499)

CASH FLOW FROM FINANCING ACTIVITIES:
Subscriptions received from investor	-	68,732	68,732
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	68,732	68,732

Increase (Decrease) in Cash and Cash Equivalents	(34,268)	51,501	17,233

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,501	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 17,233	$ 51,501	$ 17,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

F6

                                        CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

NOTE 1 - NATURE OF OPERATIONS

Calibert Explorations Inc (Company) was incorporated in the State of Nevada on February 21, 2007.  The Company was organized to explore mineral properties in Quebec, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2008, the Company had $17,233 in cash, working capital of $9,733, and shareholders’ equity of $9,733 and accumulated net losses of $58,999 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.  Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations. The Company is not currently earning any revenues.

F7

                                         CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Calibert Explorations Ltd. a Company incorporated under the Company Act of Quebec on March 20, 2007.  All inter-company transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

F8

                                                 CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 (SOP 98-5), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 21, 2007 to November 30, 2008.

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

F9

                                                  CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholder’s equity, if applicable.  There were no translation adjustments as of November 30, 2008.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the statement of operations.   There were no exchange gains or losses as of November 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,’ which allows entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

F10

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

Loss Per Share

The Company computed basic and diluted loss per share amounts for November 30, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of November 30, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

November 30, 2008

Fair Value Measurements

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company adopted it in the first quarter of fiscal year 2007.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

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

EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 was adopted during the first quarter of fiscal year 2008. Since the Company has not produced any revenue, no taxes have been collected.

F12

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

Accounting for Rental Costs Incurred during a Construction Period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 did not affect its consolidated results of operations and financial position.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company since its inception. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution

F13

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

provision is not added to the terms of the award in contemplation of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after October 10, 2006, which is the date posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future consolidated results of operations and financial condition.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

F14

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise are effective for the first period (including interim periods) beginning after issuance of SFAS 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company currently has no convertible debt and does not expect that its adoption of FSP APB 14-1 will have a material impact upon its consolidated financial statements.

F15

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not expected to be material to the Company’s consolidated financial condition or results of operations.

F16

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

•

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

•

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

•

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

F17

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Between February 21, 2007 and November 30, 2008 the company received one subscription from the company’s sole officer and director totaling a cash proceeds of $3,000 and the issuance of 3,000,000 common shares.

Between February 21, 2007 and November 30, 2008 the company received subscriptions from 40 non affiliate shareholders, totaling cash proceeds of $64,800 and the issuance of 2,160,000 common share.

F18

                                          CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the year ended November 30, 2008 consists of the following:

2008
Current:
Federal	$-
State	-
Deferred:
Federal	13,306
State	-
Tax (benefit) from the decrease in valuation allowance	(13,306)
Provision (benefit) for income taxes, net	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
State income taxes Other Valuation allowance	-% - % (35.0)%
Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforwards	$58,999
expiring in 2020	-
Depreciation and amortization	-
Other	-
Deferred income tax asset	$20,649

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$-
Current	-
Non-current	20,649
Less: valuation allowance	(20,649)
Net deferred income tax asset	$-

F19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in, or disagreements with our principal independent accountants.

We have engaged Jewett Schwartz Wolfe and Associates as our independent auditors since July 2007.

During the years ended November 30, 2008 and 2007 and subsequent to November 30, 2008 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Jewett Schwartz Wolfe and Associates. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett Schwartz Wolfe and Associates. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K during the fiscal year ended November 30, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Andre Benard	51	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officer and director:

Mr. Andre Benard: Mr. Benard has acted as our sole Director and Officer since our inception on February 21, 2007. Mr. Benard has been employed in the hospitality industry for the last twenty years and currently owns and operates two establishments in the Montreal area.

Given that Mr. Benard has no previous experience in mineral exploration or operating a mining and exploration company. Mr. Benard also lacks any accounting or financial credentials, he intends to perform his job for us by engaging consultants who have experience in the areas where he is lacking. Mr. Benard is also studying information about our industry to familiarize himself with our business.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole officer and director.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended November 30, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended November 30, 2008:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Andre Benard(1) President, Secretary, Treasurer & Director	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended November 30, 2008, we did not have any outstanding equity awards and have not had any since our inception.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 17, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Andre Benard President, Secretary, Treasurer and Director	3,000,000 Direct	57%
Common Stock	All Directors and Executive Officers as a Group (1 person)	3,000,000	57%

5% STOCKHOLDERS

Common Stock	Andre Benard President, Secretary, Treasurer and Director	3,000,000 Direct	57%

|

Notes:
(1)

Based on 5,160,000 shares of our common stock issued and outstanding as of March 17, 2009, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 17, 2009.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

We  have issued 3,000,000 total shares of common stock who is our sole executive officer and sole director, Andre Benard, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2008	Year Ended November 30, 2007
Audit Fees	$15,000	$7500
Audit Related Fees	800	200
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$7,700

                                                                       26

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws,.(1)

4.1	Form of Subscription.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1originally filed on, June 9, 2008, as amended.

                                                                        27

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIBERT EXPLORATIONS, LTD.

Date:	March 17, 2009	By:	/s/ Andre Benard

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 17 , 2009	By:	/s/ Andre Benard

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director