Form 10-Q
period 2009-08-31
Calibert Explorations, Inc.
filed 2009-10-15
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2009, the Issuer had 5,160,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-K, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending November 30, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Calibert” mean Calibert Explorations Ltd. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                  2

CALIBERT EXPLORATIONS LTD..
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2009	2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	5,708	$ 17,233

TOTAL CURRENT ASSETS	5,708	17,233

TOTAL ASSETS	$ 5,708	$ 17,233

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$ 7,250	$ 7,500

TOTAL CURRENT LIABILITIES:	7,250	7,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:

Common Stock, $0.001 par value 75,000,000 shares
authorized and 5,160,000 shares issued and outstanding
as of August 31, 2009 and November 30, 2008	5,160	5,160
Paid in capital	63,572	63,572
Deficit accumulated during the exploration stage	(70,274)	(58,999)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,542)	9,733

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 5,708	$ 17,233

CALIBERT EXPLORATIONS LTD..
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
	For the three	For the three	For the nine	For the nine	from February 21,
	months ended	months ended	months ended	months ended	2007 (inception) to
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008	August 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	500	16,629	11,275	29,129	70,274

Total operating expenses	500	16,629	11,275	29,129	70,274

Loss from continuing operations
before provision for income taxes	(500)	(16,629)	(11,275)	(29,129)	(70,274)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (500)	$ (16,629)	(11,275)	(29,129)	$ (70,274)

Weighted average common shares outstanding - basic and diluted	5,160,000	-	5,160,000	-	5,160,000

Net loss per share-basic and diluted	$ (0.00)	$ -	(0.00)	$ -	$ (0.01)

CALIBERT EXPLORATIONS LTD..
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the nine months	For the nine months	from February 21
	ended	ended	2007 (inception) to
	August 31, 2009	August 31, 2008	August 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (11,275)	$ (29,129)	$ (70,274)
Changes in current assets and liabilities:
Accrued expenses	(250)	(1,750)	7,250

NET CASH USED IN OPERATING ACTIVITIES	(11,525)	(30,879)	(63,024)

CASH FLOW FROM FINANCING ACTIVITIES:
Subscriptions received from investor	-	-	68,732
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	68,732

Increase (Decrease) in Cash and Cash Equivalents	(11,525)	(30,879)	5,708

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,233	51,501	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5,708	$ 20,622	$ 5,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of February 21, 2007 (Inception)

through August 31, 2009

NOTE 1 - NATURE OF OPERATIONS

Calibert Explorations, Ltd (Company) was incorporated in the State of Nevada on February 21, 2007.  The Company was organized to explore mineral properties in Quebec, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2009, the Company had $5,708 in cash, a working capital deficit of $1,542, and shareholders’ deficit of $1,542 and accumulated net losses of $70,274 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

 While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the August 31, 2009 audited annual financial statements of Calibert Explorations, Ltd.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited November 30, 2008 annual financial statements.

Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ended November 30, 2009

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of February 21, 2007 (Inception)

through August 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

through August 31, 2009

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 (SOP 98-5), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 21, 2007 to August 31, 2009.

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

through August 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in shareholder’s equity, if applicable.  There were no translation adjustments as of August 31, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the statement of operations. There were no exchange gains or losses as of August 31, 2009.

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

through August 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Loss Per Share

The Company computed basic and diluted loss per share amounts for August 31, 2009 pursuant to the SFAS No. 128, “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of August 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

through August 31, 2009

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

through August 31, 2009

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

through August 31, 2009

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

through August 31, 2009

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

through August 31, 2009

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

through August 31, 2009

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

through August 31, 2009

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

We have not commenced Phase 1 of our exploration program of the Calibert Property. We plan commence exploration on our claims and our goal is to complete the first phase of exploration before October 31, 2009, and is contingent upon availability of an exploration crew and available funds.

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

We do not have sufficient cash on hand to pay the costs of Phase 1, of our proposed exploration program and to fund our operations for the next twelve months. However, we require additional financing in order to proceed with Phase I of our exploration program. We presently do not have any arrangements for additional financing for exploration work on Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work on Phase I of our exploration program.

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

Our total expenditures over the next twelve months are anticipated to be approximately $20,500. Our cash on hand as of August 31, 2009 is $5,708. We do not have sufficient cash on hand to pay the costs of Phase I of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At August 31, 2009	At November 30, 2008
Current Assets	$5,708	$17,233
Current Liabilities	$7,250	$7,500
Working Capital (Deficit)	$(1,542)	$9,733

Cash Flows

	Six Months Ended	February 21, 2007 to
	August 31, 2009	August 31, 2009
Cash Flows from (used in) Operating Activities	$(11,275)	$62,874
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	--	--
Net Increase (decrease) in Cash During Period	$(11,525)	--

The decline in our working capital surplus at August 31, 2009 from the period ended November 30, 2008 is reflective of the current state of our business development, primarily due to the increase in our professional fees and exploration costs paid in connection with preparing and filing our Registration Statement on Form S1 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, August 31, 2009, we had cash on hand of $5,708. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended November 30, 2008, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $70,274 for the period from February 21 2007 (inception) to August 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and six-month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $70,274 for the period from February 21, 2007 (inception) to August 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are insufficient to complete Phase 1, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2009, we had cash in the amount of $5,708. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed with Phase I of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended August 31, 2009. We have filed Current Reports on Form 8-K on September 24, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIBERT EXPLORATIONS LTD.

October 15, 2009	By:	/s/ Andre Benard
ANDRE BENARD
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)