Form 10-K
period 2009-11-30
Calibert Explorations, Ltd.
filed 2010-03-15
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER 000- 53346

CALIBERT EXPLORATIONS, LTD.
(Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
645 Bayway Boulevard,
Clearwater Beach, FL	33767
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 727-442-2667

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	5,160,000 Shares of Common Stock, $0.001 Par Value Per Share.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

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

$12,900,000 based on sale price of $2.50 per share

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Calibert ” and the “Company” means Calibert Explorations, Ltd., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

CORPORATE BACKGROUND

We were incorporated on February 21, 2007 under the laws of the state of Nevada. On the date of our incorporation, we appointed Andre Benard as our Director. On February 21, 2007, Mr. Benard was appointed President, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer of our company. On July 18, 2007 we entered into an agreement with Jean Claude Dentiger to acquire a 100% interest in the Calibert Property mining claims located in the Chibougameau Mining District, Quebec, Canada, in consideration for $9,000 CAD The claim is registered in the name of our wholly owned subsidiary Calibert Exploration Ltd., a Quebec corporation.

We are a startup exploration stage company without operations, and we are in the business of Copper exploration. There is no assurance that a commercially viable mineral deposit exists on our mining claim. Additional exploration will be required before a final evaluation as to the economic and legal feasibility of our mining claim can be determined.

On July 18, 2007, we acquired two mining claim blocks covering 1,174 hectares from Jean Claude Dentiger for $9,000CAD. Under the Quebec Mining Act, title to Quebec mining claims can only be held by individuals or Canadian corporations. Because of this regulation, the claims will be transferred to our wholly owned subsidiary Calibert Exploration Ltd. a Quebec Corporation

The mining claims were staked by Jean Claude Dentiger and were acquired by us on July 18, 2007 from Mr. Dentiger.

The mining claim is in the Chibougameau Mining District, Quebec, Canada. The claim numbers of the Calibert Property range from 2118375-2118407. The total area of our mining claim is 1,174 hectares or approximately 2935 acres. As of August 19, 2009 the Company had insufficient funds to meet the work requirements in order to retain its claim to the property. As a result the Company was unable to retain the Claims on the Calibert Property and is currently seeking other sources to finance operations.

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

It is possible that beyond the foreseeable future that if our mineral exploration efforts fail and it is no longer economical to explore for these minerals we may need to change our business plans. However, until we encounter such a situation we intend to explore for minerals in Canada or elsewhere.

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

Because our President, and director, David Saltrelli, owns 57 % of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Saltrelli are inconsistent with the interests of other stockholders.

David Saltrelli, our President, controls 57% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Saltrelli is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Saltrelli is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Saltrelli exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Saltrelli will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Saltrelli to their detriment, and (iii) control over transactions between him and Calibert.

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

In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

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

We rent office spaces from our President and chief executive officer and director, David Saltrelli. This office space consists of approximately 400 square feet, and Mr. Saltrelli supplies this office space to us at no cost to the Company.

We currently do not own any physical property or own any real property.

THE CALIBERT PROPERTY

We acquired a 100% interest in the Calibert  Property from Jean Claude Dentiger for the sum of $9,000 CAD. .

Description of Calibert Property

The Calibert mining claims are unencumbered and in good standing and there are no third party conditions which affect the claim other than conditions defined by the Province of Quebec as described below. The claims cover an area of 1,174 hectares, which is equivalent to an area of approximately 2,935 acres. We have no insurance covering the claim. We believe that no insurance is necessary since the claim is unimproved and contain no buildings or improvements. The claim number, registered owner number, expiry date, number of units, and work requirement. As of August 19, 2009 the Company had insufficient funds to meet the work requirements in order to retain its claim to the property. As a result the Company was unable to retain the Claims on the Calibert Property and is currently seeking other sources to finance operations.

L ocation

The Calibert mining claims are located in the Chibougameau Mining District, Quebec, Canada. The Calibert Property mining claim lies approximately 50 km miles northeast of Chapais Quebec. The claim are centered on latitude 345 064 E and 5 403 207 N longitude. Active roads may provide excellent access, however we have not confirmed the conditions of road access to the claim themselves.

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

Current Exploration

We have not commenced our exploration program of the Calibert Property, our plan for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claims. We do not have enough funds to commence our exploration program which we would plan to start in the summer of 2010.

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

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, as of, March15, 2010; there were 5,160,000 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock have commenced being quoted on the OTC Bulletin Board under the symbol “CXLT”, the high and low bid information for our common stock for the year ended November 30, 2009 was:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2009	$0	$0
2nd Quarter 2009	$0	$0
3rd Quarter 2009	$5.00	$2.00

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

Recent Sales of Unregistered Securities

There have been no recent issuances of unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended November 30, 2009	Year Ended November 30, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	20,775	38,018
Net income (loss)	(20,775)	(38,018)
Income (loss) per share (basic and diluted)	(0.00)	(0.01)
Weighted average shares of common stock outstanding
(basic and diluted)	5,160,000	5,160,000

Balance Sheet Information:

	November 30, 2009		November 30, 2008
Working capital	$
Total assets		3,708	17,233
Total liabilities		14,750	7,500
Accumulated Deficit		(78,774)	(58,999)
Stockholders’ equity (deficit)		(11,042)	9,733

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claim. We do not have enough funds to commence our exploration program which we would plan to start in the summer of 2010.

The following is a brief summary of our four phase exploration program:

1.
As of August 19, 2009 the Company had insufficient funds to meet the work requirements in order to retain its claim to the property. As a result the Company was unable to retain the Claims on the Calibert Property and is currently seeking other sources to finance operations.  In order to keep the claim in good standing we must perform and register exploration work with the province of Quebec of at least CDN$25,200 on our mining claim as recommended by our consulting Mining Engineer, we plan to conduct the first phase of our four phase exploration program starting in July or August, 2010. This Phase One exploration program is expected to cost approximately $13,000. A Geologist and assistant will cover the property mapping and taking rock samples then ship to a laboratory for assay.

2.	The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results.

3.
With respect to our Phase Two program, our consulting geologist has indicated that we should budget approximately $29,000 for our Phase Two program. Our Phase two program is scheduled to proceed Between May 1, 2011 and July 31, 2011 A field crew will mobilize onto our claims, survey the claims  and perform stripping, trenching, additional mapping and sampling (both soil And rock) and then demobilize from the area.

4.
In the case of our Phase Two program, the results obtained during the Phase Two program will be assembled, interpreted and we will review the results of the Phase Two program. We will then engage our consulting geologist to interpret the results of Phase Two and develop a summary report.

5.
If the Phase three program were to proceed, our consulting mining engineer has indicated that we should budget approximately $140,000 for our Phase three program. If we proceed with a Phase Three program we would do so between August 1, 2011 and October31, 2011 A field crew will mobilize onto our claim and perform a significant amount of line cutting, VLF-EM and Magnetometer surveys.

In the case that the Phase Four program takes place, the results obtained during the Phase     Three program will be assembled, interpreted and we will review the results of the Phase three program. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claim and be in a position to commence Diamond Drilling late 2011 or early 2012

As at November 30, 2009, we had a cash balance of $3,708. During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs. In the absence of such financing, our business will fail.

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

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended November 30, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended November 30
	2009		2008
Revenue	$	-------	$	-------
Expenses		20,775		38,018
Net Comprehensive Loss		$(20,775)		$(38,018)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The increases in expenses are primarily a result of the increase in consulting, accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended November 30, 2009 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At November 30, 2009	At November 30, 2008
Current Assets	$3,708	$17.233
Current Liabilities	$(14,750)	$(7,500)
Working Capital (Deficit)	$(11,042)	$9,733

Cash Flows
	Year Ended	From inception (February 21,2007) to
	November 30, 2009	November 30, 2009,
Cash Flows used in Operating Activities	$(13,525)	$(65,024)
Cash Flows used in Investing Activities	$0	$0
Cash Flows provided by Financing Activities	$0	$68,732
Net (Decrease) Increase in Cash During Period	$(13,525)	$(65,024)

As of November 30, 2009, we had cash on hand of $3,708.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2008 that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 8.	FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of November 30, 2009, including:

1.	Reports of Independent Registered Public Accounting Firm;*	F-1
2.	Balance Sheets as of November 30, 2009	F-2
3.	Statements of Operations for the years ended November 30, 2009 and 2008 and for the period from inception on February 21, 2007, to November 30, 2009;	F-3
4.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on February 21, 2007 through November 30, 2009;	F-4
5.	Statements of Cash Flows for the years ended November 30, 2009 and 2008 and for the period from inception on February 21, 2007 to November 30, 2009; and	F-5
6.	Notes to Financial Statements.	F-6

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of Calibert Explorations Ltd.

     We have audited the accompanying consolidated balance sheets of Calibert Explorations Ltd. (an Exploration Stage Company) as of November 30, 2009 and 2008 and the related statements of operations, changes in shareholders’ (deficiency) equity and cash flows for the years then ended and from February 21, 2007 (inception) through November 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calibert Explorations Ltd. as of November, 2009, and the results of its operations and its cash flows for the year then ended and the period from February 21, 2007 (inception) through November 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 13, 2010

CALIBERT EXPLORATIONS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	3,708	$17,233

TOTAL CURRENT ASSETS	3,708	17,233

TOTAL ASSETS	$3,708	$17,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	14,750	$7,500

CURRENT LIABILITIES:	14,750	7,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common Stock, $0.001 par value 200,000,000 shares
authorized and 5,160,000 shares issued and outstanding
as of November 30, 2009 and 2008	5,160	5,160
Paid in capital	63,572	63,572
Deficit accumulated during the exploration stage	(79,774)	(58,999)

TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY	(11,042)	9,733

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY	$3,708	$17,233

CALIBERT EXPLORATIONSRESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
			from February 21,
	For the year ended	For the year ended	2007 (inception) to
	November 30, 2009	November 30, 2008	November 30, 2009

REVENUES	$-	$-	$-

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	20,775	38,018	79,774

Total operating expenses	20,775	38,018	79,774

Loss from continuing operations
before provision for income taxes	(20,775)	(38,018)	(79,774)

Provision for income taxes	-	-	-

NET LOSS	$(20,775)	$(38,018)	$(79,774)

Weighted average common shares outstanding - basic and diluted	5,160,000	5,160,000	5,160,000

Net loss per share-basic and diluted	$(0.00)	$(0.01)	$(0.02)

CALIBERT EXPLORATIONSRESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM February 21, 2007 (INCEPTION) TO NOVEMBER 30, 2009

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Number of	Par Value	Paid-in	Accumulated	Shareholders'
	Shares	$0.001	Capital	Deficit	(Deficiency) Equity

BALANCE, FEBRUARY 21, 2007 (INCEPTION)	-	$-	$-	$-	$-
Shares subscribed at $0.001	3,000,000	3,000	-		3,000
Shares subscribed at $0.03	2,160,000	2,160	63,572		65,732
Net loss	-	-	-	(20,981)	(20,981)

BALANCE, NOVEMBER 30, 2007	5,160,000	$5,160	$63,572	$(20,981)	$47,751

Net loss	-	-	-	(38,018)	(38,018)

BALANCE, NOVEMBER 30, 2008	5,160,000	$5,160	$63,572	$(58,999)	$9,733

Net loss	-	-	-	(20,775)	(20,775)

BALANCE, NOVEMBER 30, 2009	5,160,000	$5,160	$63,572	$(79,774)	$(11,042)

CALIBERT EXPLORATIONSRESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
			from February 21
			2007 (inception) to
	November 30, 2009	November 30, 2008	November 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (20,775)	$ (38,018)	$ (79,774)
Changes in current assets and liabilities:
Accrued expenses	7,250	3,750	14,750

NET CASH USED IN OPERATING ACTIVITIES	(13,525)	(34,268)	(65,024)

CASH FLOW FROM FINANCING ACTIVITIES:
Subscriptions received from investor	-	-	68,732
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	68,732

Increase (Decrease) in Cash and Cash Equivalents	(13,525)	(34,268)	3,708

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,233	51,501	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,708	$ 17,233	$ 3,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

NOTE 1 - NATURE OF OPERATIONS

Calibert Explorations Inc (Company) was incorporated in the State of Nevada on February 21, 2007.  The Company was organized to explore mineral properties in Quebec, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2009, the Company had $3,708 in cash, working deficit of $11,042, and shareholders’ deficiency of $11,042 and accumulated net losses of $79,774 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) 270. “Accounting and Reporting by Development Stage Enterprises”.

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
through November 30 2009

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

Concentration of Credit Risk

The financial instrument that subjects the Company to concentration of credit risk is cash.

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC “Property, Plant, and Equipment". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 21, 2007 to November 30, 2009.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficiency) equity, if applicable. There were no translation adjustments as of November 30, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statement of operations.  There were no exchange gains or losses as of November 30, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss Per Share

The Company computed basic and diluted loss per share amounts for November 30, 2009 pursuant to the ASC 260 “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement and Disclosures,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with ASC 740, “Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Fair Value of Financial Instruments

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of November 30, 2009.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of November 30, 2009.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. We have no Level 3 instruments as of November 30, 2009.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through March 13, 2010.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

NOTE 4 – MINERAL LEASES AND CLAIMS

On July 18, 2007 the Company acquired a 100% interest in numerous claims known as the Feuillet 32G06 and Feuillet 32G11 Properties and are located in the Chibougameau Mining District, Quebec. The claims were purchased for $9,122 cash.

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

NOTE 6 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made.  There were no deferred taxes as of November 30, 2009.

There was no income tax expense for the years ended November 30, 2009 and 2008 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the year ended November 30, 2009, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

	February 21, 2007 (inception) Through November 30, 2009	February 21, 2007 (inception) Through November 30, 2008
Computed “expected” tax benefit	$7,064	12,927
Less; benefit of operating loss carryforwards	7,064	12,927
	$-	-

The effects of temporary differences that gave rise to deferred tax assets at November 30, 2009 and 2008 are as follows:

	2009	2008
Current	$-	-
Non-current	27,124	20,060
Total gross deferred tax assets	27,124	20,060
Less valuation allowance	(27,124)	(20,060)
Net deferred tax assets	$-	-

The Company has a net operating loss carryforward of $27,124 available to offset future taxable income through 2020.

NOTE 8- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive.  As of November 30, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

Ended November 30,
	2009		2008
Numerator:
Continuing operations:
Income from continuing operations	$	(20,775)	$	(38,018)
Effect of dilutive convertible debt		--		--
Total	$	(20,775)	$	(38,018)

Discontinued operations
Loss from discontinued operations		--		--

Net income (loss)	$	(20,775)	$	(38,018)

Denominator:
Weighted average number of shares
outstanding – basic and diluted		5,160,000		5,160,000

NOTE 9- SUBSEQUENT EVENTS

As of December 28, 2009, there were 5,160,000 shares of our common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share held by such holder.

Shareholders holding 3,000,000 aggregate shares of common stock or 57% of the common stock outstanding on the record date approved the amendment of our Articles of Incorporation to change our name to Megalink Global Corp.

On February 23, 2010 we rescinded the Definitive Agreement to purchase certain assets of Megalink Global Corporation which we entered into on November 23, 2009 and which was filed with the SEC on a Form 8-K on December 2, 2009.   The 500,000 restricted shares of common stock that were to be issued for the assets were never issued by us.

On February 25, 2010, the Company entered into an exclusive employment agreement with David Saltrellli as President, Principal Executive Officer and a member of the Board of Directors. The agreement is for a term of two years beginning February 25, 2010 and ending February 24, 2012. Mr. Saltrelli will be paid $96,000 per annum.

In addition, Mr. Saltrelli will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Mr. Saltrelli will be entitled to participate therein.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

Further, Mr. Saltrelli will be entitled to such additional compensation, including bonuses, as may be granted by the Board (with Mr. Saltrelli abstaining from any vote thereon).

On February 25, 2010, the Company entered into an exclusive employment agreement with Peter Schuster as Vice President and a member of the Board of Directors. The agreement is for a term of two years beginning February 25, 2010 and ending February 24, 2012. Peter Schuster will be paid $96,000 per annum.

In addition, Peter Schuster will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Peter Schuster will be entitled to participate therein.

Further, Peter Schuster will be entitled to such additional compensation, including bonuses, as may be granted by the Board (with Mr. Schuster abstaining from any vote thereon).

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in, or disagreements with our principal independent accountants.

We have engaged Jewett Schwartz Wolfe and Associates as our independent auditors since July 2007.

During the years ended November 30, 2009 and 2008 and subsequent to November 30, 2009 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Jewett Schwartz Wolfe and Associates. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett Schwartz Wolfe and Associates. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

ITEM 9A.                  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we had only one officer and director for the majority of the period. The company has added other directors with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

There were no changes in our internal control over financial reporting during the year ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have filed the following items on Form 8K during the fiscal year ended November 30, 2009

On September 23, 2009, Mr. John Kenney Berscht was appointed to the board in the capacity of President and a Director of the Company.

On October 29, 2009 Calibert Explorations, Ltd. (the “Registrant”) has entered into an Interim Agreement with Megalink Global, Inc. of Belleair Bluffs Florida. Megalink Global, Inc. is engaged in a web based business of developing and marketing a free savings site for retail consumers.

A definitive agreement will be entered into as soon as possible but no later than November 30, 2009 and will be subject to certain terms and conditions. The Definitive Agreement will provide for the purchase of Megalink’s assets with Calibert remaining as the operating entity.

On November 3, 2009 Mr. Andre Benard resigned as Secretary and Treasurer and a Director of the Company.

On November 3, 2009 John Kenney Berscht resigned as President and will remain on the board of directors in the capacity of Secretary, Treasurer and a Director.

On November 3, 2009, Mr. David Saltrelli was appointed to the board in the capacity of President and a Director of the Company.

On November 23, 2009 Calibert Explorations, Ltd. (the “Registrant”) has entered into a Definitive Agreement to acquire the Assets of Megalink Global, Inc. of Belleair Bluffs Florida. Megalink Global, Inc. is engaged in a web based business of developing and marketing a free savings site for retail consumers.  The Definitive Agreement provides for the purchase of Megalink’s assets for 500,000 shares of the Company’s common stock, with Calibert remaining as the operating entity.

On November 23, 2009 the registrant’s former president and director Andre Benard sold 3,000,000 of his shares in the Registrant. to incoming president and Director David Saltrelli.

On November 23, 2009 it was determined that the Registrant’s offices be relocated to 2840 West Bay Drive, Suite 176, Belleair Bluffs, Fl 33770

On November 18, 2009 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding common shares on a fifteen  to one (15 – 1) basis bringing the total common shares issued and outstanding to 77,400,000 common shares

On February 23, 2010 we rescinded the Definitive Agreement to purchase certain assets of Megalink Global Corporation which we entered into on November 23, 2009 and which was filed with the SEC on a Form 8-K on December 2, 2009.   The 500,000 restricted shares of common stock that were to be issued for the assets were never issued by us.

On February 11, 2010 we appointed Peter Schuster as Secretary, Treasurer, and a member of the Board of Directors.

On February 25, 2010, the Company entered into an exclusive employment agreement with David Saltrellli as President, Principal Executive Officer and a member of the Board of Directors. The agreement is for a term of two years beginning February 25, 2010 and ending February 24, 2012. Mr. Saltrelli will be paid $96,000 per annum. In addition, Mr. Saltrelli will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Mr. Saltrelli will be entitled to participate therein.

Further, Mr. Saltrelli will be entitled to such additional compensation, including bonuses, as may be granted by the Board (with Mr. Saltrelli abstaining from any vote thereon).

On February 25, 2010, the Company entered into an exclusive employment agreement with Peter Schuster as Vice President and a member of the Board of Directors. The agreement is for a term of two years beginning February 25, 2010 and ending February 24, 2012. Peter Schuster will be paid $96,000 per annum. In addition, Peter Schuster will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Peter Schuster will be entitled to participate therein.

Further, Peter Schuster will be entitled to such additional compensation, including bonuses, as may be granted by the Board (with Mr. Schuster abstaining from any vote thereon).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and his age and titles are as follows:

Name	Age	Position
Andre Benard	51	President, and Director February 21, 2007 to November 3, 2009

John Kenney Berscht	71	Secretary, Treasurer and Director

David Saltrelli	51	President, and Director as of November 3, 2009

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

Mr Benard resigned from the Board of directors on November 23, 2009

Mr John Kenney Berscht: Mr. Berscht has worked in the investment banking and financial industry, specializing in the Natural Resource sector. During the last 5 years, Mr. Berscht has worked as a Vice President of International Enerplus, a Canadian income trust, managing their offshore branch in  Europe.  He has served as the President of Odyssey Management in the Cayman Islands and is registered as a Mutual Fund administrator in Cayman. Most recently, Mr. Berscht serves as president and a Director of Blugrass Energy, Inc. a Company Traded on the OTCBB under the symbol BLUG, and previously served as the Interim President and a director of Sterling Mining Company, until January 2009.

Mr. Berscht has a degree in Business Administration with Honors from the University of Western Ontario. During his years in the investment  business,  he qualified with the Investment  Dealers  Association  (IDA) in Canada  and as a general principal with the New York Stock Exchange  (NYSE). Mr. Berscht is currently a member of the SME and, in Europe, is registered as an Independent Financial Advisor (IFA).

Mr Berscht resigned from the Board of directors on December 28, 2009

Mr. David Saltrelli: David Saltrelli holds a MBA from the Simon School of Business at the University of Rochester where he majored in Finance & Economics.  Mr Saltrelli has served with the Investment Firms of Merrill Lynch and Prudential Bache.

Mr. Saltrelli later became a developer/marketer of Fractional Condominium Ownership as President of Pantra Investments.

He went on to build direct marketing companies that provided marketing services for many companies including direct mail programs and premium/incentive programs.

Most recently, Mr. Saltrelli has further developed marketing capabilities and now specializes in high volume/ electronic mass marketing strategies including web based delivery of electronic premiums, incentives, benefits, and electronic coupons to mass markets such as large affiliate groups, churches using fundraisers, and large organizations needing cost effective benefits.

Mr. Saltrelli has over 30 years of direct marketing experience

Mr. Peter Schuster:  From 2006 to 2010, Mr. Schuster served as President of Awards and Incentives Inc., a web based marketing and sales company that developed and delivered premiums and incentives to large commercial entities, organizations, and affiliate groups requiring high volume lead generation and sales volume.  From 2002 to 2006, Mr. Schuster served as a commercial realtor focused specifically on the marketing, development, entitlement and sales of large commercial marina operations, multi use commercial land sites targeted for mixed use development, and conversion of existing hospitality properties to mixed and fractional commercial use.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officers and directors

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended November 30, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended November 30, 2009:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Andre Benard(1) President, Secretary, Treasurer & Director	2007 2008 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended November 30, 2008, we did not have any outstanding equity awards and have not had any since our inception.

EMPLOYMENT CONTRACTS

As of November 30, 2009 We had  no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

On February 25, 2010, the Company entered into an exclusive employment agreement with David Saltrellli as President, Principal Executive Officer and a member of the Board of Directors. The agreement is for a term of two years beginning February 25, 2010 and ending February 24, 2012. Mr. Saltrelli will be paid $96,000 per annum. In addition, Mr. Saltrelli will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Mr. Saltrelli will be entitled to participate therein.

Further, Mr. Saltrelli will be entitled to such additional compensation, including bonuses, as may be granted by the Board (with Mr. Saltrelli abstaining from any vote thereon).

On February 25, 2010, the Company entered into an exclusive employment agreement with Peter Schuster as Vice President and a member of the Board of Directors. The agreement is for a term of two years beginning February 25, 2010 and ending February 24, 2012. Peter Schuster will be paid $96,000 per annum. In addition, Peter Schuster will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Peter Schuster will be entitled to participate therein.

Further, Peter Schuster will be entitled to such additional compensation, including bonuses, as may be granted by the Board (with Mr. Schuster abstaining from any vote thereon).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 15, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	David Saltrelli President, and Director	3,000,000 Direct	57%
Common Stock	All Directors and Executive Officers as a Group (1 person)	3,000,000	57%
5% STOCKHOLDERS
Common Stock	David Saltrelli President, and Director	3,000,000 Direct	57%
|

Notes:
(1)
Based on 5,160,000 shares of our common stock issued and outstanding as of March 15, 2010, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2010.

CHANGE IN CONTROL

On November 23, 2009, Former President and Director Andre Benard transferred his position of 3,000,000 to incoming President and Director David Saltrelli for the sum of $3,000.

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

We have issued 3,000,000 total shares of common stock who is our executive officer and director, Andre Benard, at a price of $0.001 per share and subsequently transferred his share position of 3,000,000 to incoming President and Director David Saltrelli for the sum of $3,000.

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

ITEM 14.                  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2009	Year Ended November 30, 2008
Audit Fees	$15,000	$15,000
Audit Related Fees	800	800
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$15,800

ITEM 15.                   EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws,.(1)

4.1	Form of Subscription.(1)

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1originally filed on, June 9, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2010.

CALIBERT EXPLORATIONS, LTD.
BY:	DAVID SALTRELLI David Saltrelli, President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal	March 15, 2010
David Saltrelli	Financial Officer and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board	March 15, 2010
Peter Schuster	of Directors