Form 10-Q
period 2010-02-28
Calibert Explorations, Ltd.
filed 2010-04-19
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53346

CALIBERT EXPLORATIONS, LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

645 Bayway Boulevard,
Clearwater Beach, FL  33767
(Address of principal executive offices, including zip code.)

727-442-2667
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [   ]                                                                Accelerated Filer                       [   ]

Non-accelerated Filer      [   ]                                                                Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,160,000 as of April 19, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)                                                                                           Page

Balance Sheets – February 28, 2010 and November 30, 2009 (Audited)                              F-1

Statements of Operations  -
Three months ended February 28, 2010 and 2009 and
From February 21, 2007 (Inception) to February 28, 2010                                      F-2

Statements of Cash Flows –
Three months ended February 28, 2010 and 2009 and
From February 21, 2007  (Inception) to February 28, 2010                                     F-3

Notes to the Financial Statements                                                                                             F-4

CALIBERT EXPLORATIONS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2010	2009
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	3,708	$3,708

TOTAL CURRENT ASSETS	3,708	3,708

TOTAL ASSETS	$3,708	$3,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	5,000	$14,750
Loan Payable	14,693	-
CURRENT LIABILITIES:	19,693	14,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common Stock, $0.001 par value 200,000,000 shares
authorized and 5,160,000 shares issued and outstanding
as of February 28, 2010 and November 30, 2009	5,160	5,160
Paid in capital	63,572	63,572
Deficit accumulated during the exploration stage	(84,717)	(79,774)

TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY	(15,985)	(11,042)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY	3,708	3,708

See notes to financial statements

CALIBERT EXPLORATIONS LTD
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the three	For the three	from February 21,
	months ended	months ended	2007 (inception) to
	February 28, 2010	February 28, 2009	February 28, 2010

REVENUES	$-	$-	$-

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	4,943	3,875	84,717

Total operating expenses	4,943	3,875	84,717

Loss from continuing operations
before provision for income taxes	(4,943)	(3,875)	84,717

Provision for income taxes	-	-	-

NET LOSS	$(4,943)	$(3,875)	$(84,717)

Weighted average common shares outstanding - basic and diluted	5,160,000	5,160,000	5,160,000

Net loss per share-basic and diluted	$(0.00)	$0.00	$(0.01)

See notes to financial statements

CALIBERT EXPLORATIONS LTD
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the three months	For the three months	from February 21
	ended	ended	2007 (inception) to
	February 28, 2010	February 28, 2009	February 28, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,943)	$(3,875)	$ (84,717)
Changes in current assets and liabilities:
Accrued expenses	(9,750)	2,500	5,000

NET CASH USED IN OPERATING ACTIVITIES	(14,693)	(1,375)	(79,177)

CASH FLOW FROM FINANCING ACTIVITIES:
Subscriptions received from investor	-	-	68,732
Proceeds from Loan	14,693	-	14,693
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,693	-	83,425

Increase (Decrease) in Cash and Cash Equivalents	-	(1,375)	3,708

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,708	17,233	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,708	$15,858	$3,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to financial statements

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Calibert Explorations Inc (Company) was incorporated in the State of Nevada on February 21, 2007.  The Company was organized to explore mineral properties in Quebec, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28, 2010, the Company had $3,708 in cash, working deficit of $15,985, and shareholders’ deficiency of $15,985 and accumulated net losses of $84,717 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

 While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the November 30, 2009 audited annual financial statements of Calibert Explorations, Ltd.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited November 30, 2009 annual financial statements.

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)
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

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)
Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 21, 2007 to February 28, 2010.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficiency) equity, if applicable. There were no translation adjustments as of February 28, 2010.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statement of operations.  There were no exchange gains or losses as of February 28, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)
Loss Per Share

The Company computed basic and diluted loss per share amounts for February 28, 2010pursuant to the ASC 260 “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of February 28, 2010.

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of February 28, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. We have no Level 3 instruments as of February 28, 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact (any impact) on the Company’s (consolidated) financial position and results of operations. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements; however, it may affect any future stock distributions.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard is not expected to have a any impact on the Company’s consolidated financial statements.

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)

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

NOTE 6- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive.  As of February 28, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)

Ended February 28,
	2010		2009
Numerator:
Continuing operations:
Income from continuing operations	$	(4,943)	$	(3,875)
Effect of dilutive convertible debt		--		--
Total	$	(4,943)	$	(3,875)

Discontinued operations
Loss from discontinued operations		--		--

Net income (loss)	$	(4,943)	$	(3,875)

Denominator:
Weighted average number of shares outstanding – basic and diluted		5,160,000		5,160,000

NOTE 7- AGREEMENTS

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

CALIBERT EXPLORATIONS, LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended February 28, 2010
(Unaudited)

NOTE 8- LOAN PAYABLE

For the Period ended February 28, 2010 the Company received loans from shareholders In the amount of $11,193. There are no fixed terms of repayment with respect to these loans and are non-interest bearing.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Business and Plan of Operations

Overview

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

As of August 19, 2009 the Company had insufficient funds to meet the work requirements in order to retain its claim to the Calibert Property. As a result the Company was unable to retain the Claims on the Calibert Property and is currently seeking other sources of financing and opportunities  to further operations.

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

The following is a brief summary of our four phase exploration program:

1.
As of August 19, 2009 the Company had insufficient funds to meet the work requirements in order to retain its claim to the property. As a result the Company was unable to retain the Claims on the Calibert Property and is currently seeking other business opportunities. In order to keep the claim in good standing we must perform and register exploration work with the province of Quebec of at least CDN$25,200 on our mining claim as recommended by our consulting Mining Engineer, we plan to conduct the first phase of our four phase exploration program starting in July or August, 2010. This Phase One exploration program is expected to cost approximately $13,000. A Geologist and assistant will cover the property mapping and taking rock samples then ship to a laboratory for assay.

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

        In the case that the Phase Four program takes place, the results obtained during the Phase Three program will be assembled, interpreted and we will review the results of the Phase three program. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claim and be in a position to commence Diamond Drilling late 2011 or early 2012

                As at February 28, 2010, we had a cash balance of $3,708. During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs. In the absence of such financing, our business will fail.

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

RESULTS OF OPERATIONS

Summary of Three Months Ended Results
	Ended February 28

	2010		2009
Revenue	$	-------	$	-------
Expenses		4,943		3,875
Net Comprehensive Loss		$(4,943)		$(3,875)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.
The increases in expenses are primarily a result of the increase in consulting, accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the three months  ended February 28, 2010 relate primarily to the preparing and filing of this quarterly report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At February 28, 2009	At November 30, 2009
Current Assets	$3,708	$3.708
Current Liabilities	$(19,693)	$(14,750)
Working Capital (Deficit)	$(15,985)	$11,042

Cash Flows
	Three Months Ended	From inception (February 21,20007) to
	February 28, 2010	February 28, 2010,
Cash Flows used in Operating Activities	$(14,693)	$(79,717)
Cash Flows used in Investing Activities	$0	$0
Cash Flows provided by Financing Activities	$14,693	$83,425
Net (Decrease) Increase in Cash During Period	$0	$3,708

As of February 28, 2010, we had cash on hand of $3,708.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2009 that there is substantial doubt that we will be able to continue as a going concern.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized in accordance with ASC 930-360, EXTRACTIVE ACTIVITIES - MINING - PROPERTY, PLANT AND EQUIPMENT" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

To date the Company has not established any proven or probable reserves on its mineral properties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of April, 2010.

CALIBERT EXPLORATIONS, LTD.

BY:	DAVID SALTRELLI
David Saltrelli, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.