Form 10-K/A
period 2009-11-30
Calibert Explorations, Ltd.
filed 2010-05-21
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A-1

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

Large accelerated filer	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller Reporting Company X

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

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

This Form 10-K/A-1 is being filed as a result of comments received from the Securities and Exchange Commission.  Only Items 8 and 9 have been amended.  The amendments relate to acquisition costs in Note 3 to our financial statements and management’s report on internal control over financial reporting.

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

ITEM 8.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

CALIBERT EXPLORATIONS LTD
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the years ended November 30, 2009 and 2008 and the period of February 21, 2007 (inception) through November 30, 2009

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

    As more fully described in Note 1 to the consolidated financial statements, the Company determined that additional disclosure was necessary in order to reflect its accounting policy for accounting for mineral costs than what was presented in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2009.  There were no changes to reported earnings as a result of the additional disclosure.

Jewett, Schwartz, Wolfe & Associates

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 13, 2010, except for Note 1, which is dated May 12, 2010

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

CALIBERT EXPLORATIONSRESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
			from February 21
			2007 (inception) to
	November 30, 2009	November 30, 2008	November 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(20,775)	$(38,018)	$(79,774)
Changes in current assets and liabilities:
Accrued expenses	7,250	3,750	14,750

NET CASH USED IN OPERATING ACTIVITIES	(13,525)	(34,268)	(65,024)

CASH FLOW FROM FINANCING ACTIVITIES:
Subscriptions received from investor	-	-	68,732
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	68,732

Increase (Decrease) in Cash and Cash Equivalents	(13,525)	(34,268)	3,708

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,233	51,501	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,708	$17,233	$3,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

Mineral Property Expenditures

The Company is primarily engaged in the acquisition, and exploration of mineral properties. Mineral property acquisition costs are capitalized in accordance with ASC 930-360, "EXTRACTIVE ACTIVITIES - MINING - PROPERTY, PLANT AND EQUIPMENT" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized. Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only property option payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties and therefore, all acquisition costs of mineral properties have been expensed when incurred.

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

F-12

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

ITEM 9A.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of May 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K/A-1 and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2010.

CALIBERT EXPLORATIONS, LTD.
BY:	DAVID SALTRELLI David Saltrelli, President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal	May 20, 2010
David Saltrelli	Financial Officer and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board	May 20, 2010
Peter Schuster	of Directors