Form 10-Q
period 2010-05-31
Calibert Explorations, Ltd.
filed 2010-07-20
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53346

CALIBERT EXPLORATIONS, LTD
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
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,160,000 as of July 20, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

                                                                                                                                                                                               Page

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED Balance Sheets – May 31, 2010 and November 30, 2009 ..............................................................F–1

CONSOLIDATED Statements of Operations –

                  Three Months ended May 31, 2010 and May 31, 2009

                  Six Months ended May 31, 2010 and May 31, 2009 and

                  From February 21, 2007 (Inception) to May 31, 2010 ...................................................................................F–2

CONSOLIDATED Statements of Cash Flows

                  Six Months ended May 31, 2010 and May 31, 2009

                  From February 21, 2007 (Inception) to May 31, 2010 ...................................................................................F–3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................................................................................F–4

CALIBERT EXPLORATIONS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	May 31,	November 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$3,708

TOTAL CURRENT ASSETS	-	3,708

TOTAL ASSETS	$-	$3,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$18,720	$14,750
Loan Payable	16,193	-
CURRENT LIABILITIES:	34,913	14,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $0.001 par value;
authorized 200,000,000 shares,
5,160,000 shares issued and outstanding as of May 31, 2010 and November 30, 2009	5,160	5,160
Paid-in capital	63,572	63,572
Deficit accumulated during the exploration stage	(103,645)	(79,774)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(34,913)	(11,042)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$-	$3,708

See notes to financial statements

CALIBERT EXPLORATIONS LTD
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended May 31, 2010	Three months ended May 31, 2009	Six months ended May 31, 2010	Six months ended May 31, 2009	Cumulative from February 21, 2007 (inception) to May 31, 2010

REVENUES	$-	$-	$-	$-	$-

Cost of operations	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	18,928	6,900	23,871	10,775	103,645

Total operating expenses	18,928	6,900	23,871	10,775	103,645

Loss from continuing operations
Before provision for income taxes	(18,928)	(6,900)	(23,871)	(10,775)	(103,645)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(18,928)	$(6,900)	$(23,871)	$(10,775)	$(103,645)

Weighted average common shares outstanding -
Basic and diluted	5,160,000	5,160,000	5,160,000	5,160,000	5,160,000

Net loss per share -
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	(0.02)

See notes to financial statements

CALIBERT EXPLORATIONS LTD
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended May 31, 2010	Six months ended May 31, 2009	Period from February 21, 2007 (Inception) to May 31, 2010
Cash Flows from Operating Activities
Net loss	$(23,871)	$(10,775)	$(103,645)
Change in operating assets and liabilities:
Accrued expenses	3,970	5,000	18,720
Net cash used for operating activities	(19,901)	(5,775)	(84,925)

Cash Flows from Financing Activities
Subscriptions received from investor	-	-	68,732
Proceeds from Loan	16,193	-	16,193
Net cash provided by financing activities	572,709	-	84,925

Increase (Decrease) in cash	(3,708)	(5,775)	-

Cash - beginning of period	3,708	17,233	-

Cash - end of period	$-	$11,458	$-

Supplemental disclosures of cash flow information:
Cash paid interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to financial statements

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Calibert Explorations Inc (Company) was incorporated in the State of Nevada on February 21, 2007.  The Company was organized to explore mineral properties in Quebec, Canada.   On November 23, 2009, the Company entered into an agreement to acquire the assets of Megalink Global, Inc.  On February 23, 2010, the Company rescinded the foregoing agreement to acquire the assets of Megalink Global, Inc. when it was determined that audited financial statements could not be acquired for Megalink Global, Inc.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2010, the Company had $0 in cash, working capital deficiency of $34,913, and shareholders’ deficit of $31,205 and the deficit accumulated during the exploration stage of $103,645. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

The accompanying unaudited financial statements of Calibert Explorations, Ltd. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's November 30, 2009 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended May 31, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) 915. “Accounting and Reporting by Development Stage Enterprises”.

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

Regulatory Matters

The company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the consolidated financial position of the Company.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in FASB ASC 360 “Property, Plant, and Equipment". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Start-up Expenses

The Company has adopted FASB ASC 720-15, "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 21, 2007 to May 31, 2010.

Mineral Property Expenditures

The Company is primarily engaged in the acquisition, and exploration of mineral properties. Mineral property acquisition costs are capitalized in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 930 subtopic 360 (ASC 930-360), "EXTRACTIVE ACTIVITIES - MINING - PROPERTY, PLANT AND EQUIPMENT" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are capitalized as incurred and are subject to periodic impairment testing.   In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized. Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only property option payments and exploration costs  which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties and therefore, all acquisition costs of mineral properties have been fully impaired.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficiency) equity, if applicable. There were no translation adjustments as of May 31,  2010.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statement of operations.  There were no exchange gains or losses as of May 31, 2010.

Loss Per Share

The Company computed basic and diluted loss per share amounts for May 31, 2010 pursuant to the ASC 260 “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of May 31, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of May 31, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. We have no Level 3 instruments as of May 31, 2010.

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact  on the Company’s consolidated financial position and results of operations. .

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard is not expected to have  any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 6- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive.  As of May 31, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – EARNINGS PER SHARE (Continued)

	Three Months Ended May 31,				Six Ended May 31,
	2010		2009		2010		2009
Numerator:
Continuing operations:
Income from continuing operations	$	(18,928)	$	(6,900)	$	(23,871)	$	(10,775)
Effect of dilutive convertible debt		--		--		--		--
Total	$	(18,928)	$	(6,900)	$	(23,871)	$	(10,775)

Discontinued operations
Loss from discontinued operations		--		--		--		--

Net income (loss)	$	(18,928)	$	(6,900)	$	(23,871)	$	(10,775)

Denominator:
Weighted average number of shares outstanding – basic and diluted		5,160,000		5,160,000		5,160,000		5,160,000

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
(Unaudited)

NOTE 7 – AGREEMENTS (Continued)

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

NOTE 8- LOAN PAYABLE

For the Three and six months ended May 31, 2010 the Company received loans from shareholders In the amount of $11,193. Loan payable is non-interest bearing, unsecured and does not follow any specific repayment terms.

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

        In the case that the Phase Four program takes place, the results obtained during the Phase Three program will be assembled, interpreted and we will review the results of the Phase three program. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claim and be in a position to commence Diamond Drilling late 2011 or early 2012.

        As at May 31, 2010, we had a cash balance of $3,708. During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs. In the absence of such financing, our business will fail.

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

RESULTS OF OPERATIONS

Summary of Three Months Ended Results
	Ended May 31

	2010	2009
Revenue	---------	-------
Expenses	18,928	6,900
Net Comprehensive Loss	(18,928)	(6,900)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.
The increases in expenses are primarily a result of the increase in consulting, accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the three months  ended May 31, 2010 relate primarily to the preparing and filing of this quarterly report with the Securities and Exchange Commission.

                On November 23, 2009, the Company entered into an agreement to acquire the assets of Megalink Global, Inc.  On February 23, 2010, the Company rescinded the foregoing agreement to acquire the assets of Megalink Global, Inc. when it was determined that audited financial statements could not be acquired for Megalink Global, Inc.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At May 31, 2010	At November 30, 2009
Current Assets	--	3,708
Current Liabilities	(34,913)	(14,750)
Working Capital (Deficit)	(34,913)	(11,042)

Cash Flows
	Six Months Ended	From inception (February 21,20007) to
	May 31, 2010	May 31, 2010,
Cash Flows used in Operating Activities	(19,901)	(84,925)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	16,193	84,925
Net (Decrease) Increase in Cash During Period	(3,708)	-

As of May 31, 2010, we had cash on hand of $0.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2009 that there is substantial doubt that we will be able to continue as a going concern.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of July, 2010.

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