Form 10-K/A
period 2009-11-30
Calibert Explorations, Ltd.
filed 2010-08-27
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A-2

 [X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER:   000- 53346

CALIBERT EXPLORATIONS, LTD.
(Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Bayway Boulevard,
Clearwater Beach, FL	33767
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  727-442-2600

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	5,160,000 Shares of Common Stock, $0.001 Par Value Per Share.

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

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

This Form 10-K/A-2 is being filed as a result of comments received from the Securities and Exchange Commission.  Only Items 8 and 9 have been amended.  The amendments relate to the disclosure in Note 1 to our financial statements; acquisition costs and expenses in Note 3 to our financial statements; and,  management’s report on disclosure controls and procedures and on internal control over financial reporting.

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

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period of February 21, 2007 (Inception)
through November 30 2009

NOTE 1 - NATURE OF OPERATIONS

Calibert Explorations Ltd. (Company) was incorporated in the State of Nevada on February 21, 2007.  The Company was organized to explore mineral properties in Quebec, Canada.   On November 23, 2009, the Company entered into an agreement to acquire the assets of Megalink Global, Inc.  On February 23, 2010, the Company rescinded the foregoing agreement to acquire the assets of Megalink Global, Inc. when it was determined that audited financial statements could not be acquired for Megalink Global, Inc.

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

ITEM 9A.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.  We intend to define various roles and responsibilities related to this process by September 30, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of November 30, 2009, the Company’s internal control over financial reporting was not effective based on those criteria in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The major reason for the foregoing was our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations.  In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.  We intend to define various roles and responsibilities related to this process by September 30, 2010.

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

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws,.(1)

4.1	Form of Subscription.(1)

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 originally filed on, June 9, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K/A-2 and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of August, 2010.

CALIBERT EXPLORATIONS, LTD.
BY:	DAVID SALTRELLI David Saltrelli, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal	August 26, 2010
David Saltrelli	Financial Officer and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board	August 26, 2010
Peter Schuster	of Directors

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws,.(1)

4.1	Form of Subscription.(1)

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1originally filed on, June 9, 2008, as amended.