Form 10-Q
period 2010-10-19
Calibert Explorations, Ltd.
filed 2010-10-21
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53346

CALIBERT EXPLORATIONS, LTD
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

645 Bayway Boulevard,
Clearwater Beach, FL  33767
(Address of principal executive offices, including zip code.)

(727) 442-2600
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  77,400,000 as of October 20, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

 Page

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED Balance Sheets – August 31, 2010 (Unaudited) and November 30, 2009	F-1

UNAUDITED CONSOLIDATED Statements of Operations –

                  Three Months ended August 31, 2010 and August 31, 2009
                  Nine Months ended August 31, 2010 and August 31, 2009 and
                  From February 21, 2007 (Inception) to August 31, 2010
F-2

UNAUDITED CONSOLIDATED Statements of Cash Flows Nine Months ended August 31, 2010 and August 31, 2009 From February 21, 2007 (Inception) to August 31, 2010	F-3

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4

CALIBERT EXPLORATIONS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	August 31,	November 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,400	$3,708

TOTAL CURRENT ASSETS	1,400	3,708

TOTAL ASSETS	$1,400	$3,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$65,183	$14,750
Loan Payable - Stockholder	82,428	-
CURRENT LIABILITIES:	147,611	14,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value;
authorized 200,000,000 shares,
77,400,000 shares issued and outstanding as of August 31, 2010 and 77,400,000 as of November 30, 2009	77,400	77,400
Paid-in capital	(8,668)	(8,668)
Deficit accumulated during the exploration stage	(214,943)	(79,774)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(146,211)	(11,042)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,400	$3,708

See accompanying notes to unaudited consolidated financial statements

CALIBERT EXPLORATIONS LTD
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended August 31, 2010	Three months ended August 31, 2009	Nine months ended August 31, 2010	Nine months ended August 31, 2009	Cumulative from February 21, 2007 (inception) to August 31, 2010

REVENUES	$-	$-	$-	$-	$-

Cost of operations	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	111,298	500	135,169	11,275	214,943

Total operating expenses	111,298	500	135,169	11,275	214,943

Loss from continuing operations
Before provision for income taxes	(111,298)	(500)	(135,169)	(11,275)	(214,943)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(111,298)	$(500)	$(135,169)	$(11,275)	$(214,943)

Weighted average common shares outstanding -
Basic and diluted	77,400,000	77,400,000	77,400,000	77,400,000	77,400,000

Net loss per share -
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	(0.00)

See accompanying notes to unaudited consolidated financial statements

CALIBERT EXPLORATIONS LTD
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTSOF CASH FLOWS
	Nine months ended August 31, 2010	Nine months ended August 31, 2009	Period from February 21, 2007 (Inception) to August 31, 2010
Cash Flows from Operating Activities
Net loss	$(135,169)	$(11,275)	$(214,943)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	50,433	(250)	65,183
		-
Net cash used in operating activities	(84,736)	(11,525)	(149,760)

Cash Flows from Financing Activities
Subscriptions received from investor	-	-	68,732
Proceeds of loan from stockholder	82,428	-	82,428
Net cash provided by financing activities	82,428	-	151,160

Decrease in cash and cash equivalents	(2,308)	(11,525)	1,400

Cash - beginning of period	3,708	17,233	-

Cash - end of period	$1,400	$5,708	$1,400
Supplemental disclosures of cash flow information:
Cash paid interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Calibert Explorations Inc. (Company) was incorporated in the State of Nevada on February 21, 2007.  The Company was organized to explore mineral properties in Quebec, Canada.   On November 23, 2009, the Company entered into an agreement to acquire the assets of Megalink Global, Inc.  On February 23, 2010, the Company rescinded the foregoing agreement to acquire the assets of Megalink Global, Inc. when it was determined that audited financial statements could not be acquired for Megalink Global, Inc.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2010, the Company had $1,400 in cash, working capital deficiency of $146,211, and stockholders’ deficit of $146,211 and the deficit accumulated during the exploration stage of $214,943. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

On August 24, 2010, the Company effectuated a 15 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 5,160,000 to 77,400,000 shares.  All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

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

Interim Reporting

The accompanying unaudited financial statements of Calibert Explorations, Ltd. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's November 30, 2009 Annual Report as filed on Form 10K.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended August 31, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Start-up Expenses

The Company has adopted FASB ASC 720-15, "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 21, 2007 to August 31, 2010.

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

As of the date of these consolidated financial statements, the Company has incurred only property option payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties and therefore, all acquisition costs of mineral properties have been fully impaired.

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
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficiency) equity, if applicable. There were no translation adjustments as of August 31, 2010.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statement of operations.  There were no exchange gains or losses as of August 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss Per Share

The Company computed basic and diluted loss per share amounts for August 31, 2010 pursuant to the ASC 260 “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of August 31, 2010.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of August 31, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. We have no Level 3 instruments as of August 31, 2010.

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

The Company uses the asset and liability method of accounting of income taxes pursuant to the provisions of FASB ASC 740 “Income Taxes”.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the State of Nevada. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company is not in compliance with the filing of federal and applicable state income tax returns for the years ended November 30, 2009 and prior. The Company’s tax years from 2007 and forward are subject to examination by the United States federal and applicable state tax authorities due to the carry forward of unutilized net operating losses. The Company is not currently under examination by any federal or state tax authorities. The Company has not accounted for any accrual towards interest and penalties for non-filing of income tax returns in prior years as management believes that it would not have significant impact on the Company’s financial statements.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to stockholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to stockholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial statements.

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

Other ASU’s that are effective after August 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

CALIBERT EXPLORATIONS, LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

Between February 21, 2007 and November 30, 2008 the company received one subscription from the company’s sole officer and director totaling a cash proceeds of $3,000 and the issuance of 45,000,000 common shares.

Between February 21, 2007 and November 30, 2008 the company received subscriptions from 40 non affiliate stockholders, totaling cash proceeds of $64,800 and the issuance of 32,400,000 common shares.

On August 24, 2010, the Company effected a 15 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 5,160,000 to 77,400,000 shares.  All shares amounts in these consolidated financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

NOTE 6- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive.  As of August 31, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Three Months Ended August 31,		Nine Ended August 31,
	2010	2009	2010	2009
Numerator:
Continuing operations:
Loss from continuing operations	($111,298)	($500)	($135,169)	($11,275)
Effect of dilutive convertible debt	--	--	--	--
Total	($111,298)	($500)	($ 135,169)	($11,275)

Discontinued operations
Loss from discontinued operations	--	--	--	--

Net loss	($111,298)	($500)	($135,169)	($11,275)

Denominator:
Weighted average number of shares outstanding – basic and diluted	77,400,000	77,400,000	77,400,000	77,400,000

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

NOTE 8 - LOAN PAYABLE - Stockholder

For the  nine months ended August 31, 2010 the Company received loan from stockholder in the amount of $82,428. Loan payable is non-interest bearing, unsecured, due on demand and does not follow any specific repayment terms.

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

In the case that the Phase Four program takes place, the results obtained during the Phase Three program will be assembled, interpreted and we will review the results of the Phase three program. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claim and be in a position to commence Diamond Drilling late 2011 or early 2012

    As at August 31, 2010, we had a cash balance of $1,400. During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claim. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs. In the absence of such financing, our business will fail.

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

    Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claim in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

·	Our ability to raise additional funding;

·	The market price for copper and silver;

·	The results of our proposed exploration programs on the mineral property; and

·	Our ability to find joint venture partners for the development of our property interests

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended November 30, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Three Months Ended Results
	Ended August 31

	2010	2009
Revenue	---------	-------
Expenses	111,298	500
Net Loss	(111,298)	(500)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.
The increases in expenses are primarily a result of the increase in consulting, accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the three months ended August 31, 2010 relate primarily to the preparing and filing of this quarterly report with the Securities and Exchange Commission.

On November 23, 2009, the Company entered into an agreement to acquire the assets of Megalink Global, Inc.  On February 23, 2010, the Company rescinded the foregoing agreement to acquire the assets of Megalink Global, Inc. when it was determined that audited financial statements could not be acquired for Megalink Global, Inc.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At August 31, 2010	At November 30, 2009
Current Assets	1,400	3,708
Current Liabilities	(147,611)	(14,750)
Working Capital (Deficit)	(146,211)	(11,042)

Cash Flows
	Nine Months Ended	From inception (February 21,20007) to
	August 31, 2010	August 31, 2010,
Cash Flows used in Operating Activities	(84,736)	(149,760)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	82,428	151,160
Net (Decrease) Increase in Cash During Period	(2,308)	1,400

As of August 31, 2010, we had cash on hand of $1,400.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2009 that there is substantial doubt that we will be able to continue as a going concern.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of October, 2010.

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