Form 10-K
period 2010-11-30
Net Savings Link, Inc.
filed 2011-03-15
CIK 1432176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2010

Commission File Number:   000-53346

NET SAVINGS LINK, INC.
(Formerly, Calibert Explorations, Ltd.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

645 Bayway Boulevard,
Clearwater Beach, FL   33767
(Address of principal executive offices, including zip code)

727-442-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	185,760,000 Shares of Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 14, 2011: $57,542,400.

At March 15, 2011, 185,760,000 shares of the registrant’s common stock were outstanding.

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Net Savings” and the “Company” means Net Savings Link, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.          BUSINESS.

Corporate Background

We were incorporated on February 21, 2007 under the laws of the state of Nevada.  On November 11, 2010, the Company changed its name to Net Savings Link, Inc. to reflect its new business direction as an online provider of discount offers and savings opportunities to the mass consumer market.

We are a startup development stage company with operations, and we are in the business of being an online provider of discount offers and savings opportunities to the mass consumer market.

We deliver discount offers and savings opportunities to the mass consumer market through an electronic membership participation program. Individual consumers, corporations and organizations can register through the company’s website, www.netsavingslink.com and participate in thousands of significantly discounted offers on goods and services throughout the US through our diverse affiliate network of retailers. We provide discounts, sales, coupons, specials and preferred member savings opportunities on variety of categories, including groceries, dining out, entertainment, telephone service, debt service, retail shopping, travel and insurance offerings.

Our online website and savings delivery system is designed to provide a convenient - multi category architecture that is user friendly and easy to navigate. Members can select a savings category and then enter a zip code to locate the discount coupons available at their favorite shopping stores. Once a member has located the discount offer they are interested in, they simply need to print them and use them for their next purchase. In addition, the website also allows for in-store shopping and online shopping through coupon codes generated through the network.

We believe that through our web based consumer saving system, our members can save money simply by using the website on a regular basis throughout the year.

We have an affiliate network of thousands of partners that includes some of the largest corporations throughout the US. We intend to aggressively continue to expand our affiliate network in order to continue to provide a multitude of savings offerings to our membership.

Our business model is based upon delivering thousands of choices of discount offers to members through our website, twenty four hours a day, seven days a week in every U.S. location simultaneously while earning commissions from every transaction. Our commission structure varies with each of our affiliate retailers, from which the company receives a commission raging from 5 - 70% of the individual savings offer our members participate in.

Competition

We are a development stage company in the business of providing discount offers and savings opportunities to the mass consumer market. We compete with Groupon, SocialLiving, Yipit, Social Deal Map, Dealradar, and Dealery and other consumer saving companies for the memberships of US consumers. This competition could adversely impact on our ability to finance further business operations and to achieve the financing necessary for us to develop our business model.

Employees

We have 2 employees as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

We rent office spaces which consist of approximately 400 square feet, and Mr. Saltrelli has supplied this office space to us at no cost to the Company during fiscal 2010.

We currently do not own any physical property or own any real property.

ITEM 3.          LEGAL PROCEEDINGS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 200,000,000 shares of common stock, with a par value of $0.001 per share, as of, November 30, 2010; there were 185,760,000 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock have commenced being quoted on the OTC Bulletin Board under the symbol “CXLT”, the high and low bid information for our common stock for the year ended November 30, 2010 was:

Fiscal Year
2010		High Bid	Low Bid
Fourth Quarter:	9/1/10 to 11/30/10	$0.029	$0.025
Third Quarter:	6/1/10 to 8/31/10	$0.029	$0.024
Second Quarter:	3/1/10 to 5/31/10	$0	$0
First Quarter:	12/1/09 to 2/28/10	$0	$0

Fiscal Year
2009		High Bid	Low Bid
Fourth Quarter:	9/1/09 to 11/30/09	$0	$0
Third Quarter:	6/1/09 to 8/31/09	$0	$0
Second Quarter:	3/1/09 to 5/31/09	$0	$0
First Quarter:	12/1/08 to 2/28/09	$0	$0

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

We have not declared any cash dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay cash dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare cash dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

On November 4, 2010, the Company and its Board of Directors approved a 1.4:1 stock dividend of all issued and outstanding common shares. The effect of the dividend increased the number of issued and outstanding common shares from 77,400,000 shares to 185,760,000 shares.

Recent Sales of Unregistered Securities

There have been no recent issuances of unregistered securities.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Plan of Operation

We are a startup development stage company with operations ready to start producing revenue.  We are in the business of being an online provider of discount offers and savings opportunities to the mass consumer market.

We deliver discount offers and savings opportunities to the mass consumer market through an electronic membership participation program. Individual consumers, corporations and organizations can register through the company’s website, www.netsavingslink.com and participate in thousands of significantly discounted offers on goods and services throughout the US through our diverse affiliate network of retailers. We provide discounts, sales, coupons, specials and preferred member savings opportunities on variety of categories, including groceries, dining out, entertainment, telephone service, debt service, retail shopping, insurance and travel offerings.

Our online website and savings delivery system is designed to provide a convenient - multi category architecture that is user friendly and easy to navigate. Members can select a savings category and then enter a zip code to locate the discount coupons available at their favorite shopping stores. Once a member has located the discount offer they are interested in, they simply need to print them and use them for their next purchase. In addition, the website also allows for the in-store shopping and online shopping through coupon codes generated through the network.

We believe that through our web based consumer saving system, our members can save money simply by using the website on a regular basis throughout the year.

We have an affiliate network of thousands of partners that include some of the largest corporations throughout the US. We intend to aggressively continue to expand our affiliate network in order to continue to provide a multitude of savings offerings to our membership.

Our business model is based upon delivering thousands of choices of discount offers to members through our website, twenty four hours a day, seven days a week in every U.S. location simultaneously while earning substantial commissions from every transaction. Our commission structure varies with each of our affiliate retailers, the company earns a commission raging from 5 - 70% of the individual savings offers our members participate in.

As at November 30, 2010, we had a cash balance of $21,366. During the next 12 months, we do anticipate generating revenue from the marketing of memberships and subsequent generation of commissions. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not currently have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operations. In the absence of such financing, our business will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

-	Our ability to raise additional funding

Due to the lack of our operating history, our auditors have stated in their audit report included in our audited financial statements for the year ended November 30, 2010 that there currently exists substantial doubt about our ability to continue as a going concern.

Balance Sheet

As at November 30, 2010, the Company had total assets of $61,366 compared with total assets of $3,708 as at November 30, 2009.  The assets are comprised of cash balances in the Company’s bank account and the capitalization of the company’s website and the increase is attributed to proceeds of loans received and exchanged for product during the year.

The Company had total liabilities of $178,476 as at November 30, 2010 compared with $14,750 as of November 30, 2009.  The increase in total liabilities is attributed to the fact that the Company did not raise additional financing to support on-going operating costs and experienced longer lead times with respect to repayment of outstanding obligations.

During the year ended November 30, 2010 and 2009, the Company and its Board of Directors approved a 15:1 forward stock split of all issued and outstanding shares on August 24, 2010 increasing the number of issued and outstanding common shares from 5,160,000 to 77,400,000 and on November 4, 2010, the Company and its Board of Directors approved a 1.4:1 dividend of all issued and outstanding common shares. The effect of the dividend increased the number of issued and outstanding common shares from 77,400,000 shares to 185,760,000 shares.

Operating Revenues

During the year ended November 30, 2010, the Company did not generate any revenue related to operations.  The company generated other income derived from the exchange of debt for savings certificates and discount coupons.

Operating Expenses

During the year ended November 30, 2010, the Company incurred operating expenses totaling $228,521 compared with $20,775 for the year ended November 30, 2009.  The increase in operating expenses is attributed mainly to the compay's change of business plan which required additional professional fees related to public filings and to the accrued compensation to the President and VP.

Net Loss

During the year ended November 30, 2010, the Company incurred a net loss of $115,068 compared with a net loss of $20,775 for the year ended November 30, 2009.  The increase is mainly due to the compay's change of business plan which required additional professional fees related to public filings and to the accrued compensation to the President and VP.

Liquidity and Capital Resources

As at November 30, 2010, the Company had a cash balance of $21,366 and a working capital deficit of $157,110 compared with a cash balance of $3,708 and a working capital deficit of $11,042 at November 30, 2009.  The increase in working capital deficit is due to the fact that the Company incurred more operating expenses in fiscal 2010 which remain unpaid due to lack of debt or equity financing.

Cashflow from Operating Activities

During the year ended November 30, 2010, the Company used $64,795 of cash flow from operating activities compared with use of $13,525 of cash flow during the year ended November 30, 2009.  The increase was primarily due an increase in accounts payable and accrued liabilities offset by the proceeds generated from other income generated by the exchange of debt for savings certificates and discount coupons earned during the year.

Cashflow from Investing Activity

During the years ended November 30, 2010 and 2009, the Company used $31,000 of cash from investing activities compared to $0 during the year ended November 30, 2009.  The increase is due primarily to an investment in the company’s website partially offset by a capital contribution.

Cashflow from Financing Activities

During the years ended November 30, 2010 and 2009, the Company generated $113,453 of cash flow relating to financing activities compared to $0 for during the year ended November 30, 2009.  The increase was due primarily to proceeds from a loan from an unrelated third party.

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

Revenue Recognition

We derive revenue principally from the marketing of memberships and subsequent generation of commissions. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We record reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Certain reductions to revenue for customer incentives are based on estimates, including our assumptions related to historical and projected customer sales volumes, market share and inventory levels.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2010

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of Net Savings Link, Inc. (formerly, Calibert Explorations, Ltd.)

We have audited the accompanying balance sheets of Net Savings Link, Inc., formerly, Calibert Explorations, Ltd. (a Development Stage Company) as of November 30, 2010 and 2009 and the related statements of operations, changes in shareholders’ (deficiency) equity and cash flows for the years then ended and from February 21, 2007 (inception) through November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Savings Link, Inc. as of November, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from February 21, 2007 (inception) through November 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 15, 2011

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Balance Sheets

	November 30,	November 30,
	2010	2009
	$	$

ASSETS

Cash	21,366	3,708
Current Assets:	21,366	3,708

Intangible Asset	40,000	-

Total Assets	61,366	3,708

LIABILITIES

Current liabilities
Accounts Payable and Accrued Liabilities	178,476	14,750

Total Liabilities	178,476	14,750

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 200,000,000 shares, par value of $0.001
Issued and outstanding: 185,760,000 common shares	185,760	77,400
Additional Paid-In Capital	(108,028)	(8,668)
Deficit accumulated during the development stage	(194,842)	(79,774)

Total Stockholders’ Equity (Deficit)	(117,110)	(11,042)

Total Liabilities and Stockholders’ Equity (Deficit)	61,366	3,708

(The accompanying notes are an integral part of these financial statements)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Statements of Operations

			Accumulated from
	For the Year	For the Year	February 21, 2007
	Ended	Ended	(Date of Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010
	$	$	$

Revenue	-	–	-

Operating Expenses
General and Administrative	228,521	20,775	308,295

Total Operating Expenses	228,521	20,775	308,295

Other Income	113,453	-	113,453

Net Loss	(115,068)	(20,775)	(194,842)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	85,118,795	77,400,000

(The accompanying notes are an integral part of these financial statements)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Statements of Cashflows

			Accumulated from
	For the Year	For the Year	February 21, 2007
	Ended	Ended	(Date of Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010
	$	$	$

Operating Activities

Net loss for the year	(115,068)	(20,775)	(194,842)
Gain on exchange of debt for Company goods	(113,453)	–	(113,453)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	163,726	7,250	178,476

Net Cash Provided By (Used In) Operating Activities	(64,795)	(13,525)	(129,819)

Investing Activities
Contributed Capital	9,000	–	9,000
Prepaid Expense	(40,000)	–	(40,000)
Net Cash Provided By Investing Activities	(31,000)	–	(31,000)

Financing Activities

Proceeds from issuance of common shares	–	–	68,732
Proceeds from loans	113,453	–	113,453

Net Cash Provided By Financing Activities	113,453	–	182,185

Increase (Decrease) in Cash	17,658	(13,525)	21,366

Cash – Beginning of Period	3,708	17,233	–

Cash – End of Period	21,366	3,708	21,366

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 21, 2007 (Date of Inception) to November 30, 2010

				Deficit
				Accumulated
	Common Stock		Additional	During the
	200,000,000 Shares Authorized		Paid-in	Development
	Number of Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, February 21, 2007 (Date of Inception)	–	–	–	–	–

Issuance of shares for cash at $0.001 per share	45,000,000	45,000	(42,000)	–	3,000

Issuance of shares for cash at $0.03 per share	32,400,000	32,400	33,332	–	65,732

Net loss for the period	–	–	–	(20,981)	(20,981)

Balance, November 30, 2007	77,400,000	77,400	(8,668)	(20,981)	47,751

Net loss for the year	–	–	–	(38,018)	(38,018)

Balance, November 30, 2008	77,400,000	77,400	(8,668)	(58,999)	9,733

Net loss for the year	–	–	–	(20,775)	(20,775)

Balance, November 30, 2009	77,400,000	77,400	(8,668)	(79,774)	(11,042)

Stock Dividend	108,360,000	108,360	(108,360)	-	-
Contributed Capital			9,000		9,000
Net loss for the year	–	–	–	(115,068)	(115,068)

Balance, November 30, 2010	185,760,000	185,760	(108,028)	(194,842)	(117,110)

(The accompanying notes are an integral part of these financial statements)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Notes to the Financial Statements

1.     Nature of Operations and Continuance of Business

Net Savings Link, Inc. (formerly Calibert Explorations Ltd.) (the “Company”) was incorporated under the laws of the State of Nevada on February 21, 2007 The Company is a development stage company organized to explore mineral properties in Canada.  On November 11, 2010, the Company changed its name to Net Savings Link, Inc. to reflect their business objectives of being an online provider of discount offers and savings opportunities to the mass consumer market.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of November 30, 2010, the Company had an accumulated deficit of $194,842 and a working capital deficit of $157,110. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements and sales of its savings certificates and discount coupons which may be insufficient to fund its capital expenditures,working capital and other cash requirements for the year ending November 30, 2011.

2.     Summary of Significant Accounting Policies

a) Basis of Presentation and Principles of Consolidation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The financial statements include the accounts of the Company and its wholly-owned subsidiary, Calibert Explorations Ltd. All intercompany transactions have been eliminated. The Company’s fiscal year-end is November 30.

b) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2010 and 2009, the Company had no cash equivalents.

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Notes to the Financial Statements

2.     Summary of Significant Accounting Policies (continued)

d) Intangible Assets
Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost bases, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.

e) Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f) Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010 and 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g) Financial Instruments
ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Notes to the Financial Statements

2.     Summary of Significant Accounting Policies (continued)

h) Revenue Recognition
The Company will recognize revenue from the sale of discount offers and savings to consumers in accordance with ASC 605, Revenue Recognition.   Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

i) Foreign Currency Translation
The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

j)  Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

k)  Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).”  ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using effective date for public entities.  The Company is evaluating the impact ASU No. 2010-28 will have on the financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-29 (ASU No. 2010-29) “Business Combinations (Topic 805).”  ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company is evaluating the impact ASU No. 2010-29 will have on the financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Notes to the Financial Statements

3.     Common Stock

a)
On August 24, 2010, the Company and its Board of Directors approved a 15:1 forward stock split of all issued and outstanding common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 5,160,000 shares to 77,400,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

b)
On November 4, 2010, the Company and its Board of Directors approved a 1.4:1 stock dividend of all issued and outstanding common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 77,400,000 shares to 185,760,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

4.     Commitments

a)
On February 25, 2010, the Company entered into an employment agreement with the President and Director of the Company.  Under the terms of the agreement, the Company will pay $96,000 per annum in management and salary costs for a two-year period commencing from the date of the agreement.

b)
On February 25, 2010, the Company entered into an employment agreement with the Vice-President and Director of the Company.  Under the terms of the agreement, the Company will pay $96,000 per annum in management and salary costs for a two-year period commencing from the date of the agreement.

5.     Income Taxes

The Company has $194,842 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended November 30, 2010 and 2009 as a result of the following:
	November 30,	November 30,
	2010	2009
	$	$
Net loss before taxes	(115,068)	(20,775)
Statutory rate	34%	34%

Computed expected tax recovery	39,123	7,064
Change in valuation allowance	(39,123)	(7,064)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at November 30, 2010 after applying enacted corporate income tax rates are as follows:
	November 30,	November 30,
	2010	2009
	$	$
Total gross deferred income tax assets	66,247	27,124
Valuation allowance	(66,247)	(27,124)
Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at November 30, 2010, the Company has no uncertain tax positions.

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Notes to the Financial Statements

6.     Loan Payable

On August 31, 2010, the Company granted a promissory note to an unrelated third party in the amount of $82,428 in consideration for monies loaned to the Company and expenses paid on behalf of the Company.  During the fourth fiscal quarter, the unrelated third party loaned the company an additional $31,025 for a total of $113,453 (November 30, 2010 - $0).  On November 30, 2010, the Company exchanged the debt owed to the party for saving certificates and discount coupons for complete satisfaction of the debt.

7.     Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of November 30, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The forward split and stock dividend were considered for the purposes of this calculation.  The information related to basic and diluted earnings per share is as follows:
		Year Ended November 30,
		2010	2009
Numerator:
Continuing operations:
Income from continuing operations		$(228,521)	$(20,775)
Effect of dilutive convertible debt		--	--
Total		$(228,521)	$(20,775)

Other Income		$113,453	$--

Discontinued operations
Loss from discontinued operations		--	--

Net income (loss)		$(115,068)	$(20,775)

Denominator:
Weighted average number of shares
outstanding – basic and diluted		85,118,795	77,400,000
EPS:
Basic:
Continuing operations		$(0.00)	$(0.00)
Discontinued operations		0.00	0.00
Net income/(loss)	$	(0.00)	$(0.00)

Diluted
Continuing operations		$(0.00)	$(0.00)
Discontinued operations		0.00	0.00
Net income/(loss)		$(0.00)	$(0.00)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Notes to the Financial Statements

8.     Intangible Asset – Website

Website, net, at November 30 consists of:

	2010	2009

Cash Paid for website	$40,000	$–
Less accumulated amortization	–	–
Website, net	$40,000	$–

The Company's intangible asset consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful of 5 years.

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended November 30,
2011	$6,024
2012	8,017
2013	7,996
2014	7,996
2015	7,996
Thereafter	1,971
Total	$40,000

Total amortization expense related to intangible assets was $0 for the years ended November 30, 2010 and 2009, respectively

9.     Subsequent Events

a)	On March 10, 2011, the Company opened its partnership division which will provide the availability of a turnkey duplicate of the NetSavingsLink.com website to U.S. media based companies.

b)
Management evaluated all activities of the Company through the issuance date of the Company’s financial statements and concluded that no other subsequent events have occurred that would require adjustments or disclosures into the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with our principal independent accountants.

We have engaged Jewett Schwartz Wolfe and Associates as our independent auditors since July 2007.

During the years ended November 30, 2010 and 2009 and subsequent to November 30, 2010 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Jewett Schwartz Wolfe and Associates regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett Schwartz Wolfe and Associates. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our executive officers and directors and his age and titles are as follows:

Name	Age	Position
David Saltrelli	62	CEO, CFO, President, and Director

Peter Schuster	64	Secretary, Treasurer and Director

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

Mr. Saltrelli has over 30 years of direct marketing experience.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Saltrelli and Schuster has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended November 30, 2010; all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended November 30, 2010:

Summary Compensation Table
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name &				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David Satrelli	2010	73,118	0	0	0	0	0	0	73,118
CEO, President,	2009	0	0	0	0	0	0	0	0
& Director	2008	0	0	0	0	0	0	0	0

Peter Schuster	2010	73,118	0	0	0	0	0	0	73,118
Secretary, Treasurer &	2009	0	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

As at our year ended November 30, 2010, we did not have any outstanding equity awards and have not had any since our inception.

Employment Contracts

As of November 30, 2010, we had no termination of employment or change-in-control arrangements with any of our executive officers or directors.

On February 25, 2010, the Company entered into an exclusive employment agreement with David Saltrelli as President, Principal Executive Officer and a member of the Board of Directors. The agreement is for a term of two years beginning February 25, 2010 and ending February 24, 2012. Mr. Saltrelli will be paid $96,000 per annum. In addition, Mr. Saltrelli will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Mr. Saltrelli will be entitled to participate therein.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	David Saltrelli President and Director	108,000,000 Direct	57%

Common Stock	Peter Schuster Secretary, Treasurer and Director	0	0%

Common Stock	All Directors and Executive Officers as a Group (2 people)	108,000,000	57%

5% STOCKHOLDERS
Common Stock	David Saltrelli President and Director	108,000,000 Direct	57%

Notes:
(1)
Based on 185,760,000 shares of our common stock issued and outstanding as of March 15, 2011, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 17, 2011.

Change in Control

On November 23, 2009, Former President and Director Andre Benard transferred his position of 108,000,000 to incoming President and Director David Saltrelli for the sum of $3,000.

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

We have issued 108,000,000 total shares of common stock who is our executive officer and director, Andre Benard, at a price of $0.001 per share and subsequently transferred his share position of 108,000,000 to incoming President and Director David Saltrelli for the sum of $3,000.

The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.

ITEM 14.        PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2010	Year Ended November 30, 2009
Audit Fees	$27,550	$15,000
Audit Related Fees	0	800
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$27,550	$15,800

PART IV

ITEM 15.        EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2011.

NET SAVINGS LINK, INC.

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal	March 15, 2011
David Saltrelli	Financial Officer and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board	March 15, 2011
Peter Schuster	of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X