Form 10-Q
period 2011-02-28
Net Savings Link, Inc.
filed 2011-04-19
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

101 North Garden, Suite 240,
Clearwater Beach, Fl 33755
(Address of principal executive offices)

(727) 442-2600
(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2011, there were 185,760,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NET SAVINGS LINK, INC. *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Net Savings Link, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Net Savings Link, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 28,	November 30,
	2011	2010

ASSETS

Current assets

Cash	$105,178	$21,366

Total Current Assets	105,178	21,366

Website development	40,000	40,000

Total Assets	$145,178	$61,366

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$32,298	$32,240
Due to related parties	186,236	146,236
Loan payable	100,000	–

Total Liabilities	318,534	178,476

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 shares, par value of $0.001
Issued and outstanding: 185,760,000 common shares	185,760	185,760
Additional paid-in capital	(108,028)	(108,028)
Deficit accumulated during the development stage	(251,088)	(194,842)

Total Stockholders’ Deficit	(173,356)	(117,110)

Total Liabilities and Stockholders’ Deficit	$145,178	$61,366

(The accompanying notes are an integral part of these consolidated financial statements)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	February 21, 2007
	February 28,	February 28,	(Inception) to
	2011	2010	February 28, 2011

Revenue	$–	$–	$–

Operating Expenses
General and Administrative	56,246	4,943	364,541

Total Operating Expenses	56,246	4,943	364,541

Other Income	–	–	113,453

Net Loss	$(56,246)	$(4,943)	$(251,088)

Net Loss per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding –
Basic and Diluted	108,360,000	185,760,000

(The accompanying notes are an integral part of these consolidated financial statements)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended	February 21, 2007
	February 28,	February 28,	(Inception) to
	2011	2010	February 28, 2011

Cash Flows from Operating Activities

Net loss	$(56,246)	$(4,943)	$(251,088)

Adjustments to reconcile net loss to net cash used
in operating activities

Gain on exchange of debt for Company goods	–	–	(113,453)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	58	(9,750)	32,298
Due to related parties	40,000	–	186,236

Net Cash Provided By (Used In) Operating Activities	(16,188)	(14,693)	(146,007)

Cash Flows from Investing Activities

Contributed capital	–	–	9,000
Website development costs	–	–	(40,000)

Net Cash Provided By Investing Activities	–	–	(31,000)

Cash Flows from Financing Activities

Proceeds from issuance of common shares	–	–	68,732
Proceeds from note payable	100,000	14,693	213,453

Net Cash Provided By Financing Activities	100,000	14,693	282,185

Increase (decrease) in Cash	83,812	–	105,178

Cash – Beginning of Period	21,366	3,708	–

Cash – End of Period	$105,178	$3,708	$105,178

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

NET SAVINGS LINK, INC.
(formerly Calibert Explorations Ltd.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.         Nature of Operations and Continuance of Business

The unaudited interim consolidated financial statements included herein have been prepared by Net Savings Link, Inc. (“the Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2010, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.         Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through February 28, 2011, the Company has generated no revenues and has an accumulated deficit of $251,088. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Related Party Transactions

a)	As of February 28, 2011, the Company owes $89,118 to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)	During the quarter ended February 28, 2011, the Company incurred $24,000 in management fees to the President and CEO of the Company.

c)	As of February 28, 2011, the Company owes $97,118 to the Vice President and director of the Company. The amounts owing are unsecure, non-interest bearing, and due on demand.

d)	During the quarter ended February 28, 2011, the Company incurred $24,000 in management fees to the Vice President of the Company.

4.         Loan Payable

As of February 28, 2011, the Company owes $100,000 (2010 - $nil) in notes payable to non-related parties.  The amounts owing are unsecured, bear interest at 7% per annum, and are due on demand. As at February 28, 2011, the Company has recorded accrued interest of $58, which has been recorded in accrued liabilities.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	February 28,	November 30,
	2011	2010
Current Assets	$105,178	$21,366
Current Liabilities	318,534	178,476
Working Capital (Deficit)	$(213,356)	$(157,110)

Cash Flows

	Three months ended	Three months ended
	February 28, 2011	February 28, 2010
Cash Flows from (used in) Operating Activities	$(16,188)	$(14,693)
Cash Flows from (used in) Financing Activities	100,000	14,693
Net Increase (decrease) in Cash During Period	$83,812	$-

Balance Sheet

As at February 28, 2011, the Company had total assets of $145,178 compared with total assets of $61,366 as at November 30, 2010.  The assets are comprised of cash balances in the Company’s bank account and the increase is attributed to proceeds from financing received during the period.

The Company had total liabilities of $318,534 as at November 30, 2010 compared with $178,476 as at November 30, 2010.  The increase in total liabilities is attributed to the fact that the Company raised an additional $100,000 in loan payable, which is unsecured, due interest at 7% per annum, and due on demand.  Furthermore, there was an increase in amounts owing to related parties of $40,000 attributed to management fees of $48,000 incurred during the period less $8,000 that was repaid.

During the period ended February 28, 2011, the Company did not issue any new common stock or other equity transactions.

Operating Revenues

During the three months ended February 28, 2011 and 2010, the Company did not recognize any revenues.

Operating Expenses

During the three months ended February 28, 2011, the Company incurred operating expenses totaling $56,246 compared with $4,943 for the three months ended February 28, 2010.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2010.

Net Loss

During the three months ended February 28, 2011, the Company incurred a net loss of $56,246 compared with a net loss of $4,943 for the three months ended February 28, 2010.  The increase in net loss was attributed to the fact that the Company commenced sales operations during the current fiscal year whereas, in the prior year, the Company only had minimal activity.

Liquidity and Capital Resources

As at February 28, 2011, the Company had a cash balance of $105,178 and a working capital deficit of $213,356 compared with a cash balance of $21,366 and a working capital deficit of $157,110 at November 30, 2010.  The increase in working capital deficit is due to the fact that the Company incurred more operating expenses during the current period and was financed by issuance of $100,000 loan payable, which increased the overall working capital deficit.

Cash Flows from Operating Activities

During the three months ended February 28, 2011, the Company used $16,188 of cash flow from operating activities compared with use of $14,693 of cash flow during the three months ended February 28, 2010.  The increase in the use of cash flow for operating activities reflect the increase in operating activity for the period, as the Company has raised additional financing in order to finance the repayment of existing and future obligations.

Cash Flows from Investing Activity

During the three months ended February 28, 2011 and 2010, the Company did not have any investing activities.

Cash Flows from Financing Activities

During the three months ended February 28, 2011, the Company received proceeds of $100,000 from an unsecured, 7% per annum, and due on demand loan payable whereas in the three months ended February 28, 2010, the Company received $14,693 from the issuance of a note payable.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of April, 2011.

NET SAVINGS LINK INC.
(the “Registrant”)

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