Form 10-Q
period 2011-05-31
Net Savings Link, Inc.
filed 2011-07-20
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 19, 2011, there were 185,760,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of May 31, 2011 (unaudited) and November 30, 2010	F-1 – F-2

Consolidated Statements of Operations for the three months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), six months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), and for the period from inception to May 31, 2011 (unaudited)
		F-3

Consolidated Statements of Cash Flows for the three months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), six months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), and for the period from inception to May 31, 2011 (unaudited)
		F-4
	Notes to the Consolidated Financial Statements (unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	12
ITEM 4.	CONTROLS AND PROCEDURES.	12

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	13
ITEM 6.	EXHIBITS.	13

Signatures		14

Exhibit Index		15

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Net Savings Link, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Net Savings Link, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NET SAVINGS LINK, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS

	May 31, 2011	November 30, 2010
Current assets
Cash	$563,381	$21,366
Prepaid expenses and other current assets	9,247	-

Total Current Assets	572,628	21,366

Property and equipment, net of accumulated depreciation of $998	34,917	-
Website development	78,565	40,000

Total Assets	$686,110	$61,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	May 31, 2010	November 30, 2010
Current Liabilities:
Accounts payable	$21,393	$32,241
Due to related parties	147,136	146,235
Accrued expenses	14,027	-
Derivative liabilities	2,261,660	-

Total Current Liabilities	2,444,216	178,476

Convertible notes payable, net of unamortized discount $780,759	69,173	-

Total Liabilities	2,513,389	178,476

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 185,760,000 shares issued and outstanding	185,760	185,760
Additional paid-in capital	(101,028)	(108,028)
Deficit accumulated during the development stage	(1,912,011)	(194,842)

Total Stockholders’ Deficit	(1,827,279)	(117,110)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFECIT	$686,110	$61,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					February 21,
	Three Months Ended		Six Months Ended		2007
	May 31,		May 31,		(Inception) to
	2011	2010	2011	2010	May 31, 2011

REVENUES	$402	$-	$402	$-	$402

OPERATING EXPENSES
Depreciation expense	998	-	998	-	998
General and administrative	165,384	18,928	221,630	23,871	529,925

Total Operating Expenses	166,382	18,928	222,628	23,871	530,923

OPERATING LOSS	(165,980)	(18,928)	(222,226)	(23,871)	(530,521)

OTHER INCOME (EXPENSE)
Loss on derivative	(1,401,014)	-	(1,411,728)	-	(1,411,728)
Interest expense	(82,804)	-	(83,215)	-	(83,215)
Other income	-	-	-	-	113,453
Total Other Income (Expense)	(1,483,818)	-	(1,494,943)	-	(1,381,490)

NET LOSS	$(1,649,798)	$(18,928)	$(1,717,169)	$(23,871)	$(1,912,011)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	185,760,000	5,160,000	185,760,000	5,160,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended May 31,		February 21, 2007 (Inception) to
	2011	2010	May 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,717,169)	$(23,871)	$(1,912,011)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	-	998
Gain on exchange of debt	-	-	(113,453)
Debt discount amortization	69,173	-	69,173
Loss on derivative	1,411,728	-	1,411,728
Changes in operating assets and liabilities
Increase in prepaid and other assets	(9,247)	-	(9,247)
Accounts payable and accrued liabilities	10,180	3,970	42,420
Increase in related party accounts payable	900	-	147,136
Net Cash Used in Operating Activities	(233,437)	(19,901)	(363,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(35,915)	-	(35,915)
Contributed capital	-	-	9,000
Purchase of website development	(38,565)	-	(78,565)
Net Cash Used in Investing Activities	(74,480)	-	(105,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	16,193	113,453
Proceeds from convertible note payable	849,932	-	849,932
Common stock issued for cash	-	-	68,732
Net Cash Provided by Financing Activities	849,932	16,193	1,032,117

INCREASE (DECREASE) IN CASH	542,015	(3,708)	563,381

CASH AT BEGINNING OF PERIOD	21,366	3,708	-

CASH AT END OF PERIOD	$563,381	$-	$563,381

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Discount on convertible notes payable from derivative instrument	$849,932	$-	$849,932
Debt paid by related party	$7,000	$-	$7,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

1.    Nature of Operations and Continuance of Business

The unaudited interim consolidated financial statements included herein have been prepared by Net Savings Link, Inc. (“we, “our” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2010, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.         Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through May 31, 2011, the Company has generated limited and has an accumulated deficit of $1,912,011. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Related Party Transactions

As of May 31, 2011, the Company owes $25,118 to the President and CEO of the Company for back due wages.

As of May 31, 2011, the Company owes $121,118 to the Vice President and director of the Company for back due wages.

As of May 31, 2011, the Company owes $900 to an employee of the Company for back due wages.

4.         Convertible Promissory Notes Payable

During the period ended May 31, 2011, the Company issued three Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”) to the same entity in increments of $100,000, $499,952 and $249,980, or a total of $849,932.  The Convertible Promissory Notes are unsecured, are due two years from the date of issuance, accrue interest at 10% per annum and are convertible into shares of the Company’s common stock at any time at the option of the holder at fifty percent (50%) of the fair market value of one share of the Company’s common stock based on the lowest bid during the ten days prior to the conversion date.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

4.         Convertible Promissory Notes Payable (Continued)

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended May 31, 2011 is as follows:

Beginning balance	$-
Gross proceeds from the notes payable	849,932
Less: debt discount from conversion options	(849,932)
Add: amortization of discount	69,173

Total notes payable	$69,173

5.         Derivative Liabilities

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under Accounting Series Codification 815, Derivatives and Hedging, and determined that the instruments embedded in the Convertible Promissory Notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the Convertible Promissory Notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the Convertible Promissory Notes can be adjusted downward. Because the number of shares to be issued upon settlement of the Convertible Promissory Notes cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments.

During the three months ended May 31, 2011, it was discovered that a convertible promissory note was incorrectly reported for the effects of conversion and interest terms.  As such, necessary adjustments were made to provide correct derivative liability, accrued interest, loss on derivative and interest expense balances for the three months ended May 31, 2011.

The fair values of the three instruments were determined to be $2,126,691 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $849,932 was recorded as debt discount and $1,276,759 was recorded as day one loss on derivative liability.  During the three and six months ended May 31, 2011, the Company recorded a net loss on mark-to-market of the conversion options of $1,401,014 and $1,411,728, respectively.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$2,261,660	$2,261,660

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

5.         Derivative Liabilities (Continued)

The following table summarizes the derivative liabilities included in the consolidated balance sheet at May 31, 2011:

Debt discount	$849,932
Day one loss on fair value	1,276,759
May 31, 2011 loss on change in fair value	134,969
Balance at May 31, 2011	$2,261,660

The Company valued the conversion options derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) risk-free interest rates between 0.52% to 0.73%, (2) lives of two years, (3) expected volatility of between 628% to 677%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Promissory notes, and (6) the common stock price of the underlying share on the valuation date.

6.         Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in other income.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Computer equipment	5 years
Software	3 years
Furniture and fixtures	7 years

Depreciation expense for the three and six months ended May 31, 2011 was $998.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	May 31,	November 30,
	2011	2010
Current Assets	$572,628	$21,366
Current Liabilities	2,444,216	178,476
Working Capital (Deficit)	$(1,871,588)	$(157,110)

Cash Flows

	Six months ended	Six months ended
	May 31, 2011	May 31, 2010
Cash Flows used in Operating Activities	$(233,437)	$(19,901)
Cash Flows used in Investing Activities	(74,480)	-
Cash Flows provided by Financing Activities	849,932	16,193
Net Increase (decrease) in Cash During Period	$542,015	$(3,708)

Balance Sheet

As at May 31, 2011, the Company had total assets of $686,110 compared with total assets of $61,366 as at November 30, 2010.  The assets are comprised of cash balances in the Company’s bank account and website development costs. The increases are attributed to proceeds from financing received during the period.

The Company had total liabilities of $2,513,389 as at May 31, 2011 compared with $178,476 as at November 30, 2010.  The increase in total liabilities is attributed to the receipt of $849,932 in cash in exchange for three convertible promissory notes payable, which are unsecured, convertible into the common stock of the Company, due interest at 10% per annum, and due two years from the dates of issuance.  These convertible promissory notes, due to their conversion features, resulted in the recording of a derivative liability of $2,261,660 as of May 31, 2011 and an offsetting debt discount of $849,932.

During the period ended May 31, 2011, the Company did not issue any new common stock or other equity transactions.

Operating Revenues

During the three and six months ended May 31, 2011, the Company received $402 in commissions revenue, compared to no revenue in the same periods ended May 31, 2010.

Operating Expenses

During the three months ended May 31, 2011, the Company incurred operating expenses totaling $166,382 compared with $18,928 for the three months ended May 31, 2010.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2010.

    During the six months ended May 31, 2011, the Company incurred operating expenses totaling $222,628 compared with $23,871 for the six months ended May 31, 2010.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2010.

Net Loss

    During the three months ended May 31, 2011, the Company incurred a net loss of $1,649,923 compared with a net loss of $18,928 for the three months ended May 31, 2010.  The increase in net loss was primarily due to a $662,093 mark-to-market loss on derivative, as well as the fact that the Company commenced sales operations during the current fiscal year whereas, in the prior year, the Company only had minimal activity.

During the six months ended May 31, 2011, the Company incurred a net loss of $1,717,169 compared with a net loss of $23,871 for the six months ended May 31, 2010.  The increase in net loss was primarily due to a $1,411,728 mark-to-market loss on derivative, as well as the fact that the Company commenced sales operations during the current fiscal year whereas, in the prior year, the Company only had minimal activity.

Liquidity and Capital Resources

As at May 31, 2011, the Company had a cash balance of $563,381 and working capital deficit of $1,871,588 compared with a cash balance of $21,366 and a working capital deficit of $157,110 at November 30, 2010.  The decrease in working capital is mainly due to the derivative liability recognizable on the receipt of $849,932 in cash in exchange for three convertible promissory notes payable during the six months ended May 31, 2011.

Cash Flows from Operating Activities

During the six months ended May 31, 2011, the Company used $233,437 of cash flow from operating activities compared with use of $19,901 of cash flow during the six months ended May 31, 2010.  The increase in the use of cash flow for operating activities reflect the increase in operating activity for the period as the Company has raised additional financing in order to finance the repayment of existing and future obligations.

Cash Flows from Investing Activity

During the six months ended May 31, 2011, the Company used $74,480 in the purchase of office equipment and development of its website.  The Company did not have any investing activities during the same period in 2010.

Cash Flows from Financing Activities

During the six months ended May 31, 2011, the Company received proceeds of $849,932 from three convertible promissory notes payable, which are unsecured, convertible into the common stock of the Company, due interest at 10% per annum, and due two years from the dates of issuance.  During the six months ended May 31, 2010, the Company received $16,693 from the issuance of a note payable.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of July, 2011.

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