Form 10-Q
period 2011-08-31
Net Savings Link, Inc.
filed 2011-10-20
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

101 North Garden, Suite 240
Clearwater, FL   33755
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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 17, 2011, there were 198,839,513 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of August 31, 2011 (unaudited) and November 30, 2010	3
	Consolidated Statements of Operations for the three months ended August 31, 2011 (unaudited) and August 31, 2010 (unaudited), for the nine months ended August 31, 2011 (unaudited) and nine months ended August 31, 2010, and for the period from inception to August 31, 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended August 31, 2011 (unaudited) and August 31, 2010 (unaudited), nine months ended August 31, 2011 (unaudited) and August 31, 2010 (unaudited), and for the period from inception to August 31, 2011 (unaudited)	5
	Notes to the Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	11
ITEM 4.	CONTROLS AND PROCEDURES.	11

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	11
ITEM 6.	EXHIBITS.	12

Signatures		13

Exhibit Index		14

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

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	August 31, 2011	November 30, 2010
ASSETS

Current assets
Cash	$473,631	$21,366
Prepaid expenses and other current assets	8,936	-

Total Current Assets	482,567	21,366

Property and equipment, net of accumulated depreciation of $4,190	33,482	-
Website development, net of amortization $1,964	76,601	40,000

Total Assets	$592,650	$61,366

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$10,176	$32,241
Due to related parties	161,493	146,235

Total Current Liabilities	171,669	178,476

Total Liabilities	171,669	178,476

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 198,839,513 and 185,760,000 shares issued and outstanding, respectively	198,840	185,760

Additional paid-in capital	2,449,455	(108,028)

Deficit accumulated during the development stage	(2,227,314)	(194,842)

Total Stockholders' Equity (Deficit)	420,981	(117,110)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$592,650	$61,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		February 21, 2007 (Inception) to August 31, 2011
	2011	2010	2011	2010

REVENUES	$840	$-	$1,242	$-	$1,242

OPERATING EXPENSES
Depreciation and amortization expense	5,156	-	6,154	-	6,154
General and administrative	192,232	111,298	413,862	135,169	722,157

Total Operating Expenses	197,388	111,298	420,016	135,169	728,311

OPERATING LOSS	(196,548)	(111,298)	(418,774)	(135,169)	(727,069)

OTHER INCOME (EXPENSE)
Loss on derivative	(2,293,086)	-	(3,704,814)	-	(3,704,814)
Interest expense	(897,816)	-	(981,031)	-	(981,031)
Gain on extinguishment of debt	3,072,147	-	3,072,147	-	3,072,147
Other income	-	-	-	-	113,453
Total Other Income (Expense)	(118,755)	-	(1,613,698)	-	(1,500,245)

NET LOSS	$(315,303)	$(111,298)	$(2,032,472)	$(135,169)	$(2,227,314)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	186,523,767	77,400,000	186,523,767	77,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended August 31,		February 21, 2007 (Inception) to August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,032,472)	$(135,169)	$(2,227,314)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,154	-	6,154
Gain on exchange of debt	-	-	(113,453)
Debt discount amortization	949,932	-	949,932
Loss on derivative	3,704,814	-	3,704,814
Gain on extinguishment of debt	(3,072,147)	-	(3,072,147)
Changes in operating assets and liabilities
Increase (decrease) in prepaid and other assets	(8,936)	50,433	(8,936)
Increase in accounts payable and accrued liabilities	15,968	-	48,208
Increase in related party accounts payable	15,257	-	161,493

Net Cash Used in Operating Activities	(421,430)	(84,736)	(551,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(37,672)	-	(37,672)
Purchase of website development	(38,565)	-	(78,565)

Net Cash Used in Investing Activities	(76,237)	-	(116,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	84,428	113,453
Proceeds from convertible note payable	949,932	-	949,932
Contributed capital	-	-	9,000
Common stock issued for cash	-	-	68,732

Net Cash Provided by Financing Activities	949,932	84,428	1,141,117

INCREASE (DECREASE) IN CASH	452,265	(2,308)	473,631

CASH AT BEGINNING OF PERIOD	21,366	3,708	-

CASH AT END OF PERIOD	$473,631	$1,400	$473,631

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued Interest	$980,964	$-	$980,964
Discount on convertible notes payable from derivative instrument	$949,932	$-	$949,932
Settlement of derivative liability	$4,654,746	$-	$4,654,746
Debt paid by related party	$7,000	$-	$7,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

1.     Nature of Operations and Continuance of Business

The unaudited interim consolidated financial statements included herein have been prepared by Net Savings Link, Inc. (“we”, “our” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2010, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.     Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through August 31, 2011, the Company has generated limited revenue and has an accumulated deficit of $2,227,314. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Related Party Transactions

As of August 31, 2011, the Company owes $15,975 to the President and CEO of the Company for back due wages.

As of August 31, 2011, the Company owes $145,118 to the Vice President and director of the Company for back due wages.

As of August 31, 2011, the Company owes $400 to an employee of the Company for back due wages.

4.     Convertible Promissory Notes Payable

During the period ended August 31, 2011, the Company issued four Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”) to the same entity in increments of $100,000, $499,952, $249,980 and $100,000, or a total of $949,932.  The Convertible Promissory Notes were unsecured, due two years from the date of issuance, accrued interest at 10% per annum and were convertible into shares of the Company’s common stock at any time at the option of the holder at fifty percent (50%) of the fair market value of one share of the Company’s common stock based on the lowest bid during the ten days prior to the conversion date.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversion options are deemed and classified as derivative liabilities and recorded at fair value.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

4.     Convertible Promissory Notes Payable (Continued)

A summary of changes in Convertible Promissory Notes payable for the period ended August 31, 2011 is as follows:

Beginning balance	$-
Gross proceeds from the notes payable	949,932
Less: debt discount from conversion options	(949,932)
Add: amortization of discount	949,932
Less: conversions to common stock	(949,932)

Total notes payable	$-

During the nine month ended August 31, 2011, the holders of the Notes elected to convert all of the outstanding principal of $949,932 and interest of $31,032 on the Notes into 13,079,513 shares of common stock, or $0.075 per share.  As the conversion price was greater than the contractually obligated conversion price of $0.0255 per share, the Company recorded a gain on extinguishment of debt and an offsetting reduction in paid-in capital.  Under the original terms, the note was convertible into 38,469,166 shares.  As part of the settlement, the note was converted into only 13,079,513 shares.  The gain on the settlement resulted from the fair value of the 25,389,643 shares not issued under the original loan terms calculated at the conversion date fair market value of $0.12 per share, or $3,072,147.

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

The fair values of the three instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $949,932 was recorded as debt discount and $2,548,259 was recorded as day one loss on derivative liability.  During August 2011, the related convertible notes were converted to common stock and the derivative liability was extinguished through a charge to paid-in capital.  During the nine months ended August 31, 2011, the Company recognized a net loss on mark-to-market of the conversion options of $3,704,814 as a result of the fair value of the options upon extinguishment being greater than their day one loss fair value.

The Company valued the conversion options derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) risk-free interest rates between 0.07% to 0.73%, (2) lives of between 1.75 and 2.0 years, (3) expected volatility of between 628% to 688%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Promissory notes, and (6) the common stock price of the underlying share on the valuation date.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

5.     Derivative Liabilities (continued)

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on August 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
None	$-	$-	$-	$-

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Computer equipment	3 years
Software	3 years
Furniture and fixtures	7 years

Depreciation expense for the nine months ended August 31, 2011 was $4,190.

7.     Intangible Assets - Website Development Costs

The Company's intangible website asset consist of licenses for the use of Internet domain names or Universal Resource Locators, capitalized website development costs, other information technology licenses and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful of 5 years.  The website was placed into service during July 2011.

Amortization expense for the nine months ended August 31, 2011 was $1,964.

8.     Subsequent Events

During October 2011, the Company amended its articles of incorporation to increase its authorized capital from 200,000,000 shares of common stock with a par value of $0.001 per share to 1,000,000,000 shares of common stock with a par value of $0.001 per share.

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

RESULTS OF OPERATIONS

Working Capital

	August 31,	November 30,
	2011	2010
Current Assets	$482,567	$21,366
Current Liabilities	171,669	178,476
Working Capital (Deficit)	$310,898	$(157,110)

Cash Flows

	Nine months ended	Nine months ended
	August 31, 2011	August 31, 2010
Cash Flows used in Operating Activities	$(421,430)	$(19,901)
Cash Flows used in Investing Activities	(76,237)	-
Cash Flows provided by Financing Activities	949,932	16,193
Net Increase (decrease) in Cash During Period	$452,265	$(3,708)

Balance Sheet

As at August 31, 2011, the Company had total assets of $592,650 compared with total assets of $61,366 as at November 30, 2010.  The assets are comprised of cash balances in the Company’s bank account and website development costs. The increases are attributed to proceeds from financing received during the period.

The Company had total liabilities of $171,669 at August 31, 2011 compared with $178,476 as at November 30, 2010.  The decrease in total liabilities is mainly attributed to a reduction in accounts payable, partially offset by an increase in amounts due to related parties for wages.

Operating Revenues

During the three and nine months ended August 31, 2011, the Company received $840 and $1,242 in commissions revenue, respectively, compared to no revenue in the same periods ended August 31, 2010.

Operating Expenses

During the three months ended August 31, 2011, the Company incurred operating expenses totaling $197,388 compared with $111,298 for the three months ended August 31, 2010.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2010.

During the nine months ended August 31, 2011, the Company incurred operating expenses totaling $420,016 compared with $135,169 for the nine months ended August 31, 2010.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2010.

Net Loss

During the three months ended August 31, 2011, the Company realized net loss of $315,303 compared with a net loss of $111,298 for the three months ended August 31, 2010.  The increase in net loss was primarily due to a $2,293,086 loss on mark-to-market of derivatives during the three months ended August 31, 2011 and an increase in operational costs as a result of commencement of sales operations during the current fiscal year whereas, in the prior year, the Company only had minimal activity, partially offset by a gain on extinguishment of debt related to conversion of debt on favorable terms of $3,072,147.

During the nine months ended August 31, 2011, the Company incurred a net loss of $2,032,472 compared with a net loss of $135,169 for the nine months ended August 31, 2010.  The increase in net loss was primarily due to the recognition of $3,704,814 in loss on mark-to-market of derivatives and the Company’s commencement of sales operations during the current fiscal year, partially offset by a $3,072,147 gain on extinguishment of debt related to conversion of debt on favorable terms.

Liquidity and Capital Resources

As at August 31, 2011, the Company had a cash balance of $473,631 and working capital of $310,898 compared with a cash balance of $21,366 and a working capital deficit of $157,110 at November 30, 2010.  The increase in working capital is mainly due to the receipt of $949,932 in cash in exchange for four convertible promissory notes payable during the nine months ended August 31, 2011.

Cash Flows from Operating Activities

During the nine months ended August 31, 2011, the Company used $421,430 of cash flow from operating activities compared with use of $84,736 of cash flow during the nine months ended August 31, 2010.  The increase in the use of cash flow for operating activities reflect the increase in operating activity for the period as the Company has raised additional financing in order to finance the repayment of existing and future obligations.

Cash Flows from Investing Activity

During the nine months ended August 31, 2011, the Company used $76,237 in the purchase of office equipment and development of its website.  The Company did not have any investing activities during the same period in 2010.

Cash Flows from Financing Activities

During the nine months ended August 31, 2011, the Company received proceeds of $949,932 from four convertible promissory notes payable, which were unsecured, convertible into the common stock of the Company, due interest at 10% per annum, and due two years from the dates of issuance.  During the nine months ended August 31, 2010, the Company received $82,428 from the issuance of a note payable.

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

ITEM 6.          EXHIBITS.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of October, 2011.

NET SAVINGS LINK INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X