Form 10-K
period 2011-11-30
Net Savings Link, Inc.
filed 2012-03-13
CIK 1432176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

Commission File Number:   000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

101 North Garden Avenue, Suite 240
Clearwater, FL   33755
(Address of principal executive offices, including zip code)

727-442-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 12, 2012: $ 5,161,173.

At March 12, 2012, 201,839,513 shares of the registrant’s common stock were outstanding.

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

ITEM 1.        BUSINESS.

We are a local e-commerce marketplace that connects merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including the yellow pages, direct mail, newspaper, radio, television, online advertisements, and promotions.  By bringing the brick and mortar world of local commerce onto the Internet, we are creating a new way for local merchants to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see and buy in the places where they live and work.

General

We were incorporated in the State of Nevada on February 21, 2007 and began doing business as a mining and exploration company.  During November 2010, we changed our business plan from mining and exploration to a membership based Internet Company that provides members with links to predominantly other 3rd party websites that offer savings and discount deals.  These savings and discount offers are organized and presented on our website located at www.netsavingslink.com, to save members money on everyday expenses such as groceries, dining, travel, shopping, debt service, insurance - as examples.

We have spent the past year researching and selecting discount and savings offers, and designing and developing our website with the assistance of several professional contractors.  On March 1, 2011, we commenced limited operations by opening our website to the general public. We have acquired approximately 10,700 members, at no cost for a membership, as part of our limited opening strategy.

We plan to begin full operations in the near future, after we have completed testing all the various links to all the 3rd party web sites.

We have no plans to change our current business plan, combine with any other business entities, and are not currently aware of any conditions that might bring about a change in our current plans.  We have no plans to be acquired, nor do we, or our shareholders, have plans to enter into a change of control or similar transaction or to change our management.

Our plan of operations is forward looking and there is no assurance that we will ever achieve profitability.

Offices

Our executive, marketing, customer service and administrative offices are located at 101 North Garden Avenue, Suite 240, Clearwater, Florida 33755.  We currently lease an aggregate of approximately 1,567 square feet under an extension of a 6 month lease which expired in October 2011, for which we have three six month extension options.  Although the current space is more than adequate for our current operational needs as well as in the foreseeable near term, there is additional space for expansion available within our current office building, as well as in multiple surrounding office buildings in the downtown Clearwater, Florida area.

Products

We offer $1,000 and $3,000 Savings Certificates as a premium incentive to businesses that are trying to promote their product or service.  Depending on the quantity purchased, the price for the Savings Certificates is from a low of $0.99 for 50,000 or more at a time up to a high of $5.99 for a purchase of 2,500.  In addition, we make the Savings Certificates available to organizations that want to raise funds.  The fund raising organization sells the Savings Certificates for $20, keeps $10 for their group and sends $10 into Net Savings Link.

Net Savings Link also sells products directly on their site to visitors, everything from vitamins to electronics.  The Net Savings Link website is also a product in that users generate commissions from the thousands of national vendors that advertise their products on the website.  These money saving products and services are developed by approximately 2,500 3rd parties, then organized into various categories and presented at our website through web links.

Online Shopping

Our website, netsavingslink.com, will be available 24/7.  All discount deals and savings offers have been organized by category and presented in a user-friendly menu.  In addition, graphic user guides and electronic books (e-books) have been provided in order to provide the customer with the highest degree of navigation ease and maximum use of the savings offers presented.

Customer Service

We have provided email access to our customer service department with a commitment of prompt response time, and a guaranteed satisfactory resolution to any customer issue.  In addition, we provide live customer service from 10 AM – 5 PM Monday – Friday Eastern Standard Time (727-442-3200).

Purchasing

Once our customer selects a category and clicks on a specific discount deal or special offer that they are interested in purchasing, they are “transported” by electronic link directly to the originating site of the offer where they can gather as much information as they need to make a purchase or no purchase decision.  If they decide they wish to purchase, they present their credit card at the 3rd party site and the secure transaction is subsequently concluded.

Revenue

Net Savings Link will generate revenue from several sources:

1.
Revenue is generated in the form of commissions from the 3rd party site to Net Savings Link each time a transaction from one of its members occurs at the 3rd party site.  Net Savings Link earns commissions whether a purchase occurs at the 3rd party site or not . . . such as a free trial offer.  Commissions are automatically processed electronically through name brand consolidators such as Link Share, Commission Junction, and Click Bank, who strictly monitor the 3rd party site offers and commission payment to vendor sites who present their offers, such as Net Savings Link.

2.
Revenue is generated from selling our $1,000 and $3,000 Savings Certificates to companies and organizations that use the membership as a premium or gift incentive offer.  It could be receiving a $1,000 Savings Certificate for test driving a car or for purchasing $500 worth of carpeting.  The gift and incentive market in the U.S. last year was over $31 billion dollars.

3.         Net Savings Link also sells its own deals at various prices on the website.

Competition

The electronic commerce market is very competitive, particularly with the addition of the  “deal of the day” sites such as Groupon and Living Social.  It appears that competition will continue to intensify in the future.  There can be no assurance that we will be able to maintain a viable position within the ranks of the current as well as future competition, particularly those with greater financial resources.  Failure to achieve and maintain a competitive position in the marketplace could have an adverse effect on our business.

Marketing

Net Savings Link intends to implement the following major marketing strategies throughout the United States:

1.
Net Savings Link intends to mass market memberships to major corporations, organizations, associations, unions and networks, who would in turn, provide their employees, customers, members, and associates with memberships to Net Savings Link as a benefit or incentive that is designed to provide them discounts and savings.

2.
Net Savings Link intends to mass-market memberships to Churches and Non Profit Organizations who would benefit from using the membership as a fund raising product.  Net Savings Link has designed a turnkey fundraiser that includes generic flyers and web banners that enable the fundraiser market to solicit their own membership base, collect their own contributions, and then remunerate Net Savings Link on a weekly basis for bulk memberships sold.

Our Strategy

Our objective is to be a one-stop shopping experience for families throughout the United States.  Families can save money by checking with Net Savings Link before they make a purchase including everything from a cup of coffee at a local Starbucks to an automobile.  Our goal is to generate ever increasing commissions from the aggregate total of all transactions that families make throughout the year.

Our Merchants

Net Savings Link selects Merchants from Online Affiliate Consolidators such as Commission Junction, Click Bank and Link Share, and sets up advertising links at the Net Savings Link website under the appropriate category.   Each of the Merchants signs an agreement with the respective Affiliate Consolidator and they put up a significant deposit to cover 30 days worth of potential commissions.  Net Savings Link can then affiliate with any merchant that has signed up with an Consolidator.  The Consolidator handles and provides everything including write ups, banners, links, complete accounting, auditing and they also guarantee payment of any commissions that have been earned because they hold a deposit in reserve for commissions from each and every vendor.  Net Savings Link can add or delete merchants at the click of the mouse.

A member visits our website proceeds to a category of savings in which they are interested.  They scroll through the various offers under that category and select one.  They are then linked to that particular merchant’s website where they are shown the product, provided details, pictures and customer service.  If a member decides to purchase or take the offer, the merchant fills the order, collects the money, handles all aspects of customer service and ships the goods or services directly to the member in a normal merchant - customer relationship.

Once the transaction is completed, the merchant’s website, with the assistance of the Affiliate Consolidator’s software, credits Net Savings Link with the appropriate commission.  On a minute-by-minute basis Net Savings Link is informed of all visitors, page views and purchases as well as the dollar amount of the transaction along with the corresponding commission.  The Affiliate Consolidator acts as the Broker, collects the commissions from the respective merchant, and forwards the commissions to Net Savings Link along with electronic reports.  The Affiliate Consolidator requires that the merchant put up a deposit to ensure that all earned commissions are paid and audits every link every second of every day to ensure 100% accuracy.

Net Savings Link does not have to hold inventory, process credit card charges for the sale, ship the goods or handle customer service unless required by a member.  Net Saving Link is simply referring the member to the respective merchant for a fee.

Distribution

Net Savings Link assists not for profit fund raising organizations to sell a one year membership in our savings website for $20 via the use of inside and outside Sales Brokers.  The fund raising organization is supplied with a turnkey fund raising program that includes color sales flyers, power points, and website pages to assist with making the sale to one of their members or followers.  The fund raising organization collects the $20 and passes out a certificate that allows the contributor to enter our website and acquire a one year membership.  At the end of each week the fundraiser forwards $10 out of the $20 for each transaction to Net Savings Link to pay for the membership.  The fund raising organization advertises to their respective followers and sets a goal of selling 2 memberships per follower contacted.  As an example:  if a fundraiser has 20,000 followers or members, they set their goal at 40,000 memberships to be sold in a period of 10 weeks from start date.  40,000 memberships equates to $400,000 for the fundraiser and $400,000 for Net Savings Link.   At this point Net Savings Link now has 20,000 additional members who can save money by using one of the savings links and generating a commission.  As of this printing there are over 8 million organizations in the United States that are not for profit and that are attempting to raise funds.

In addition, Net Savings Link will be selling its certificate memberships to companies that require an increase in sales prospects.  The membership can be employed as an incentive to generate additional prospects, a closing gift (gift with purchase), a referral gift (refer your friend and receive a membership free), and a value added gift to the club or union to justify payment or as an employee benefit (the employee saves money by using the membership that they received from their employer).

Operations

Our business operations are divided into the following core functions to address the needs of our merchants and customers:

Customer Service Representatives – our customer service representatives can be reached via email 24 hours a day, 7 days a week and by phone from 10 AM – 5 PM Monday – Friday EST.  Our CSR’s work with our computer programmers, to constantly improve the customer experience by listening and making improvements to ensure complete user friendliness throughout the website.

Computer Programmers – All of our computer programmers are outsourced.  We have multiple backups where each programmer knows the entire website in order to prevent being compromised by any one person.  In addition, our unique program has a control panel that can be over ridden and programmed by our President of the Company at any time.  We use commercial antivirus, firewall and patch management technologies to protect and maintain the system.  We use third party providers to test security and encryption in transferring data.  Our website was designed to be available, secure and very cost effective using a variety of proprietary software and freely available and commercially supported tools.  We believe we can scale to accommodate increasing numbers of members by adding relatively inexpensive industry standard hardware or using a third-party provider of computing resources.

Merchant Services – Net Savings Link uses Affiliate Consolidators such as Commission Junction, Click Bank and Link Share to satisfy and maintain our vast array of merchants.  The Consolidators provide every service needed for our Merchants including accounting, tech support, customer service and reliability sampling.  Net Savings Link interfaces with the Consolidators, and one employee operating out of our corporate office can manage the subsequent thousands of Merchants.   As a complete back up, all Merchants are linked through the Consolidators to an internal reporting and control site, where every interaction that may be needed with a respective Merchant can be managed.

Sales Brokers – Sales Brokers contact organizations and companies on behalf of Net Savings Link and assist fund raising organizations as well as large companies that have incentive needs.  All Sales Brokers are independent contractors including sales management that operate on a commission basis.

Employees

We have three employees by intent, our President, our Secretary Treasurer, and one Administrative Assistant.  All other jobs or services are provided by independent contractors in order to manage costs and maintain privacy controls.  Net Savings Link has the ability to change a supplier or vendor virtually at any time without losing any control or continuity.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES.

We rent office spaces which consist of approximately 1,567 square feet in Clearwater, Florida.

We currently own minimal real property in the form of software and computers.

ITEM 3.        LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares of common stock are quoted on the Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”) under the symbol “NSAV”, the high and low bid information for our common stock has been as follows:

Fiscal Year
2011		High Bid	Low Bid
Fourth Quarter:	9/01/11 to 11/30/11	$0.085	$0.031
Third Quarter:	6/01/11 to 8/31/11	$0.445	$0.051
Second Quarter:	3/01/11 to 5/31/11	$0.720	$0.190
First Quarter:	12/01/10 to 2/28/11	$0.780	$0.029

Fiscal Year
2010		High Bid	Low Bid
Fourth Quarter:	9/01/10 to 11/30/10	$0.029	$0.025
Third Quarter:	6/01/10 to 8/31/10	$0.029	$0.024
Second Quarter:	3/01/10 to 5/31/10	$0.000	$0.000
First Quarter:	12/01/09 to 2/28/10	$0.000	$0.000

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

On November 4, 2010, the Company and its Board of Directors approved a 1.4:1 dividend of all issued and outstanding common shares. The effect of the dividend increased the number of issued and outstanding common shares from 77,400,000 shares to 185,760,000 shares. As at November 30, 2011, we have 199,839,513 shares issued and outstanding.

Recent Sales of Unregistered Securities

On October 18, 2011, the Company entered into an agreement (the “Agreement”) with Mirador Consulting, Inc., a Florida corporation (“Mirador”) to (a) provide NSL with corporate consulting services in connection with introductions to other financial relations companies and other financial services; (b) contact existing NSL shareholders; and (c) use its best efforts to introduce NSL to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom Mirador has established relationships.  The Agreement is in effect for a period of three months from October 18, 2011 and thereafter may be renewed upon the mutual written consent of the parties.  As consideration for the foregoing services, Mirador was allowed to purchase 1,000,000 restricted shares of common stock at a purchase price of $200, well below quoted market value of $0.045 per share.  As such, $44,800 was recognized as consulting expense upon grant.

ITEM 6.        SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS
NOVEMBER 30, 2011 COMPARED TO NOVEMBER 30, 2010

Working Capital

	November 30,	November 30,
	2011	2010
Current Assets	$177,723	$21,366
Current Liabilities	77,381	178,476
Working Capital (Deficit)	$(100,342)	$(157,110)

Cash Flows

	For the Year Ended
	November 30,
	2011	2010
Cash Flows used in Operating Activities	$(720,338)	$(55,795)
Cash Flows used in Investing Activities	(76,237)	(40,000)
Cash Flows provided by Financing Activities	950,132	113,453
Net Increase in Cash During the Year	$153,557	$17,658

Balance Sheet

As at November 30, 2011, the Company had total assets of $280,739 compared with total assets of $61,366 as at November 30, 2010.  The assets are comprised of cash balances in the Company’s bank account, property and equipment and website development costs. The increase is mainly attributed to proceeds from debt financing received during the year ended November 30, 2011.

The Company had total liabilities of $77,381 as at November 30, 2011 compared with $178,476 as at November 30, 2010.  The decrease in total liabilities is mainly attributed to the reduction of accrued wages payable to the Company’s officers.  Additionally, the Company received of $949,932 in cash in exchange for four convertible promissory notes payable during the year ended November 30, 2011, which were also converted to common stock during the year ended November 30, 2011.

During the year ended November 30, 2011, the Company issued 13,079,513 shares of common stock to the holders of four convertible promissory notes payable, converting all of the outstanding principal of $949,932 and interest of $31,032 at a rate of $0.075 per share.

On October 18, 2011, the Company entered into an agreement (the “Agreement”) with Mirador Consulting, Inc., a Florida corporation (“Mirador”) to (a) provide NSL with corporate consulting services in connection with introductions to other financial relations companies and other financial services; (b) contact existing NSL shareholders; and (c) use its best efforts to introduce NSL to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom Mirador has established relationships.  The Agreement is in effect for a period of three months from October 18, 2011 and thereafter may be renewed upon the mutual written consent of the parties.  As consideration for the foregoing services, Mirador was allowed to purchase 1,000,000 restricted shares of common stock at a purchase price of $200, well below quoted market value of $0.045 per share.  As such, $44,800 was recognized as consulting expense upon grant.

Operating Revenues

During the year ended November 30, 2011, the Company received $5,032 in commissions revenue, compared to no revenue in the same periods ended November 30, 2010.

Operating Expenses

During the year ended November 30, 2011, the Company incurred operating expenses totaling $687,698 compared with $228,521 for the year ended November 30, 2010.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2010.

Net Loss

During the year ended November 30, 2011, the Company incurred a net loss of $2,295,095 compared with a net loss of $115,068 for the year ended November 30, 2010.  The increase in net loss was primarily due to a $3,704,814 mark-to-market loss on derivative and $981,112 in interest expense related to issuance of convertible debt at a discount, partially offset by a $3,072,147 gain on extinguishment of debt, as well as the fact that the Company commenced sales operations during the current fiscal year whereas, in the prior year, the Company only had minimal activity.

Liquidity and Capital Resources

As at November 30, 2011, the Company had a cash balance of $174,923 and working capital surplus of $100,342 compared with a cash balance of $21,366 and a working capital deficit of $157,110 at November 30, 2010.  The increase in working capital is mainly due to the receipt of $949,932 in cash from convertible promissory notes, which were then converted to common stock, partially offset by $720,338 in net cash used from operating activities.

Cash Flows from Operating Activities

During the year ended November 30, 2011, the Company used $720,338 of cash flow from operating activities compared with use of $55,795 of cash flow during the year ended November 30, 2010.  The increase in the use of cash flow for operating activities reflect the increase in operating activity for the period as the Company has raised additional financing in order to finance the repayment of existing and future obligations.

Cash Flows from Investing Activity

During the year ended November 30, 2011, the Company used $37,672 in the purchase of office equipment and $38,565 in development of its website, compared to $40,000 on website development costs during the same period in 2010.

Cash Flows from Financing Activities

During the year ended November 30, 2011, the Company received proceeds of $949,932 from four convertible promissory notes payable, which are unsecured, convertible into the common stock of the Company, due interest at 10% per annum, and due two years from the dates of issuance.  During the year ended November 30, 2010, the Company received $113,453 from the issuance of a note payable.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Net Savings Link, Inc
(An Exploration Stage Company)
Clearwater Beach, FL

We have audited the accompanying balance sheets of Net Savings Link, Inc (a development stage company) (the “Company”) as of November 30, 2011 and November 30, 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2011 and November 30, 2010 and the period from February 21, 2007 (inception) through November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2011 and November 30, 2010 and the related results of its operations and its cash flows for the years ended November 30, 2011 and November 30, 2010 and the period from February 21, 2007 (inception) through November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

March 12, 2012

NET SAVINGS LINK, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	November 30,	November 30,
	2011	2010

Current assets
Cash	$174,923	$21,366
Other current assets	2,800	-

Total Current Assets	177,723	21,366

Property and equipment, net of accumulated depreciation of $7,329	30,343	-
Website development, net of accumulated amortization of $5,892	72,673	40,000

TOTAL ASSETS	$280,739	$61,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$35,838	$32,241
Due to related parties	41,543	146,235

Total Current Liabilities	77,381	178,476

Total Liabilities	77,381	178,476

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 199,839,513 and 185,760,000 shares issued and outstanding, Respectively	199,840	185,760
Additional paid-in capital	2,493,455	(108,028)
Deficit accumulated during the development stage	(2,489,937)	(194,842)

Total Stockholders’ Equity (Deficit)	203,358	(117,110)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$280,739	$61,366

The accompanying notes are an integral part of these audited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Operations

			February 21,
			2007
	For the Year Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011

REVENUES	$5,032	$-	$5,032

OPERATING EXPENSES
Depreciation and amortization expense	13,221	-	13,221
General and administrative	674,477	228,521	982,772

Total Operating Expenses	687,698	228,521	995,993

OPERATING LOSS	(682,666)	(228,521)	(990,961)

OTHER INCOME (EXPENSE)
Loss on derivative	(3,704,814)	-	(3,704,814)
Interest expense	(981,112)	-	(981,112)
Gain on extinguishment of debt	3,072,147	113,453	3,185,600
Other income	1,350	-	1,350

Total Other Income (Expense)	(1,612,429)	113,453	(1,498,976)

NET LOSS	$(2,295,095)	$(115,068)	$(2,489,937)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	189,594,268	85,118,795

The accompanying notes are an integral part of these audited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Cash Flows

			February 21,
			2007
	For the Year Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,295,095)	$(115,068)	$(2,489,937)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,221	-	13,221
Debt discount amortization	949,932	-	949,932
Loss on derivative	3,704,814	-	3,704,814
Gain on extinguishment of debt	(3,072,147)	(113,453)	(3,185,600)
Common stock issued for services	44,800	-	44,800
Changes in operating assets and liabilities
Increase in other assets	(2,800)	-	(2,800)
Increase in accounts payable and accrued liabilities	41,630	26,490	82,870
Increase (decrease) in related party accounts payable	(104,693)	146,236	41,543
Net Cash Used in Operating Activities	(720,338)	(55,795)	(841,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(37,672)	-	(37,672)
Purchase of website development	(38,565)	(40,000)	(78,565)
Net Cash Used in Investing Activities	(76,237)	(40,000)	(116,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	113,453	113,453
Proceeds from convertible note payable	949,932	-	949,932
Common stock issued for cash	200	-	68,932
Net Cash Provided by Financing Activities	950,132	113,453	1,132,317

INCREASE IN CASH	153,557	17,658	174,923

CASH AT BEGINNING OF PERIOD	21,366	3,708	-

CASH AT END OF PERIOD	$174,923	$21,366	$174,923

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$980,964	$-	$980,964
Discount on convertible notes payable from derivative instrument	$949,932	$-	$949,932
Settlement of derivative liability	$4,654,746	$-	$4,654,746
Debt paid by related party contributed to capital	$7,000	$9,000	$16,000

The accompanying notes are an integral part of these audited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 21, 2007 (Date of Inception) to November 30, 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, February 21, 2007 (Date of Inception)	-	$-	$-	$-	$-

Common stock for cash at $0.001 per share	108,000,000	108,000	(105,000)	-	3,000

Common stock for cash $0.03 per share	77,760,000	77,760	(12,028)	-	65,732

Net loss for the period ended November 30, 2007	-	-	-	(20,981)	(20,981)

Balance, November 30, 2007	185,760,000	185,760	(117,028)	(20,981)	47,751

Net loss for the year ended November 30, 2008	-	-	-	(38,018)	(38,018)

Balance, November 30, 2008	185,760,000	185,760	(117,028)	(58,999)	9,733

Net loss for the year ended November 30, 2009	-	-	-	(20,775)	(20,775)

Balance, November 30, 2009	185,760,000	185,760	(117,028)	(79,774)	(11,042)

Contributed capital	-	-	9,000	-	9,000

Net loss for the year ended November 30, 2010	-	-	-	(115,068)	(115,068)

Balance, November 30, 2010	185,760,000	$185,760	$(108,028)	$(194,842)	$(117,110)

Common stock issued for debt and interest	13,079,513	13,080	967,884	-	980,964

Extinguishment of derivative liability	-	-	4,654,746	-	4,654,746

Gain on extinguishment of debt	-	-	(3,072,147)	-	(3,072,147)

Common stock issued for services	1,000,000	1,000	44,000	-	45,000

Contributed capital	-	-	7,000	-	7,000

Net income for the year ended November 30, 2011	-	-	-	(2,295,095)	(2,295,095)

Balance, November 30, 2011	199,839,513	$199,840	$2,493,455	$(2,489,937)	$203,358

The accompanying notes are an integral part of these audited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Financial Statements

1.     Nature of Operations and Continuance of Business

Net Savings Link, Inc. (“NSL”, “the Company”, or “Company”) formerly known as Calibert Explorations, Ltd. was incorporated under the laws of the State of Nevada on February 21, 2007. NSL is a development stage company and was organized to explore mineral properties in Canada.  However, company decided to change its business strategy during fiscal year 2010 and on November 11, 2010, NSL changed its name to Net Savings Link, Inc from Calibert Explorations, Ltd. to reflect their business objectives of being an online provider of discount offers and savings opportunities to the mass consumer market. This was achieved by doing a reverse merger with “Net Savings Link, Inc”, and Calibert Explorations, Ltd being the surviving entity.

Going Concern

NSL’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of November 30, 2011, company has accumulated deficit of $2,489,937 and a working capital of $100,342. All of these items raise substantial doubt about its ability to continue as a going concern.  Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL’s ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2011, NSL entered into several financing transactions during the year (see Note 4). The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

There can be no assurance that NSL will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of NSL to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a.  Basis of Presentation and Accounting Methods

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States using the accrual method of accounting. NSL’s fiscal year-end is November 30.

b.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. NSL regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. NSL bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by NSL may differ materially and adversely from NSL’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c.  Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

d.  Cash and Cash Equivalents

NSL considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2011 and 2010, NSL had no cash equivalents.

e.  Intangible Assets

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

f.  Impairment of Intangible assets

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We evaluate intangible assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

g.  Basic and Diluted Net Loss Per Share

NSL computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. NSL had net losses as of November 30, 2011 and 2010, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

h.  Financial Instruments

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

NSL’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i.   Revenue Recognition

NSL recognizes revenue from the sale of discount offers and savings to consumers in accordance with ASC 605, Revenue Recognition.   Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

j.   Recent Accounting Pronouncements

NSL has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

k.  Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

l.   Accounting for Derivative Instruments

NSL accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet.

NSL uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, NSL’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for NSL’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, NSL seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

NSL categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at December 31, 2011 and 2010, company had no derivative liability.

3.     Related Party Transactions

As of November 30, 2011, NSL owes $15,975 to the President and CEO of NSL for back due wages.

As of November 30, 2011, NSL owes $25,118 to the Vice President and director of NSL for back due wages.

As of November 30, 2011, the Company owes $450 to an employee of the Company for back due wages.

4.     Convertible Promissory Notes Payable

During the year ended November 30, 2011, NSL issued four Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”) to the same entity in increments of $100,000, $499,952, $249,980 and $100,000, or a total of $949,932.  The Convertible Promissory Notes were unsecured, due two years from the date of issuance, accrued interest at 10% per annum and were convertible into shares of NSL’s common stock at any time at the option of the holder at fifty percent (50%) of the fair market value of one share of NSL’s common stock based on the lowest bid during the ten days prior to the conversion date.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversation options are deemed and classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the year ended November 30, 2011 is as follows:

Beginning balance	$-
Gross proceeds from the notes payable	949,932
Less: debt discount from conversion options	(949,932)
Add: amortization of discount	949,932
Less: conversions to common stock	(949,932)
Ending balance	$-

During the year ended November 30, 2011, the holders of the Notes elected to convert all of the outstanding principal of $949,932 and interest of $31,032 on the Notes into 13,079,513 shares of common stock, or $0.07 per share.  As the conversion price was greater than the contractually obligated conversion price of $0.03 per share, NSL recorded a gain on extinguishment of debt and an offsetting reduction in paid-in capital based on the difference of the contractually stated conversion shares required to be issued and the actual number of shares issued upon conversion at the conversion date fair market value of $0.12 per share, or $3,072,147.

5.     Derivative Liabilities

NSL analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under Accounting Series Codification 815, Derivatives and Hedging, and determined that the instruments embedded in the Convertible Promissory Notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the Convertible Promissory Notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of NSL’s common stock or other convertible instruments, the conversion price of the Convertible Promissory Notes can be adjusted downward. Because the number of shares to be issued upon settlement of the Convertible Promissory Notes cannot be determined under this instrument, NSL cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments.

The fair values of the three instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $949,932 was recorded as debt discount and $2,548,259 was recorded as day one loss on derivative liability.  During August 2011, the related convertible notes were converted to common stock (see Note 5) and the derivative liability was extinguished through a charge to paid-in capital.  During the year ended November 30, 2011, NSL recognized a total loss on derivative liability of $3,704,814.

NSL valued the conversion options derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) risk-free interest rates between 0.07% to 0.73%, (2) lives of between 1.75 and 2.0 years, (3) expected volatility of between 628% to 688%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Promissory notes, and (6) the common stock price of the underlying share on the valuation date.

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

Depreciation expense for the years ended November 30, 2011 and 2010 was $7,329 and $0, respectively.

7.     Intangible Assets - Website Development Costs

NSL’s intangible website asset consist of licenses for the use of Internet domain names or Universal Resource Locators, capitalized website development costs, other information technology licenses and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful of 5 years.  The website was placed into service during July 2011.

Amortization expense for the years ended November 30, 2011 and 2010 was $5,892 and $0, respectively.

8.     Income Taxes

NSL files income tax returns in the U.S. federal jurisdiction, and the state of Florida.  NSL’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Company’s income tax rate is 34% given there are no significant temporary or permanent differences between the financial statements and the income tax basis.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of November 30, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$2,489,937	$194,842
Loss on derivative liability	(3,704,814)
Accretion expense	(949,932)
Gain on extinguishment of debt	3,072,147
Total Net Loss	907,338	194,842

Deferred tax asset	$308,495	66,246
Valuation allowance	(308,495)	(66,246)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended November 30, 2011 and 2010 due to the following:

	2011	2010
Pre-tax book loss	$(780,332)	$(115,068)
Meals and entertainment	357	-
Non-deductible stock	338,209	-
Unrealized (gain) loss	215,107	-
Depreciation	(37)	-
Valuation allowance	226,696	115,068

Federal Income Tax	$-	$-

NSL had net operating losses of approximately $884,838 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9.     Lease Commitments

NSL has a lease agreement for office space which expired on October 31, 2011. During the year ending November 30, 2011, the Company paid $24,000 in rent expense. Per the lease agreement, NSL has 3 options to extend the lease for an additional six months. During November 2011, NSL exercised its option to extend the lease for six months terminating on April 30, 2012. If company decides to extend its lease for one more year from April 30, 2012, we estimate our rent expense as follows:

Year ending November 31,	Amount
2012	$19,902
2013	$8,624

10.   Gain on settlement of Notes Payable

During the fiscal year ended November 30, 2010, company issued two promissory notes totaling $113,453 to the third party. On November 30, 2010, third party settled the total outstanding debt with the payment of 133,453 $1,000 savings certificates and coupons.

11.   Equity

On November 4, 2010, the NSL and its Board of Directors approved a 1.4:1 stock dividend of all issued and outstanding common shares.  The effect of the forward stock split increased the number of issued and outstanding common shares from 77,400,000 shares to 185,760,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

During March 2011, Company’s president contributed $7,000 on behalf of company for unpaid bills.

During October 2011, company engaged into a consulting agreement with third party for the duration of three months and sold 1,000,000 shares of common stock for $200. Company accounted for the transaction under fair value and reported $45,000 in consulting expense at $0.045/share.

12.   Subsequent Events

Subsequent to fiscal year ended November 30, 2011, company issued two promissory notes for total proceeds of $85,000 at 10% and is due within a year.

On January 17, 2012, NSL entered into a consulting agreement with a third party to provide public relations services for six months. NSL issued 2,000,000 non-refundable common shares for the services.

On January 17, 2012, NSL entered into a consulting agreement with a third party to provide capital structure, equipment, mergers and acquisition and reorganization consulting services for a period of six months. NSL agreed to pay a 7% fee in cash of the amount of capital raised and issue 2,000,000 non-refundable shares upon receipt of $1,000,000 in raised capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On April 14, 2011, we terminated Jewett, Schwartz, Wolfe & Associates at 200 South Park Road, Suite 150, Hollywood, Florida 33201, as our independent registered public accounting firm.  The decision to dismiss Jewett, Schwartz, Wolfe & Associates as our independent registered public accounting firm was approved by our Board of Directors on April 14, 2011.   Except as noted in the paragraph immediately below, the reports of Jewett, Schwartz, Wolfe & Associates’ financial statements for the years ended November 30, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Jewett, Schwartz, Wolfe & Associates on our financial statements as of and for the years ended November 30, 2010 and 2009 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.  The continuation of our ability to continue as a going concern is dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

During the years ended November 30, 2010 and 2009 and through April 14, 2011 we have not had any disagreements with Jewett, Schwartz, Wolfe & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Jewett, Schwartz, Wolfe & Associates ’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended November 30, 2010 and 2009 and through April 14, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 14, 2011, we delivered a copy of this report to Jewett, Schwartz, Wolfe & Associates.  Jewett, Schwartz, Wolfe & Associates issued their response.  The response stated that it agreed with the foregoing disclosure.  A copy of Jewett, Schwartz, Wolfe & Associates’ response is attached as Exhibit 16.1 to our Form 8-K/A filed with the SEC on May 9, 2011.

New independent registered public accounting firm

On April 14, 2011, we engaged MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, Texas 77042 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Malone Bailey, LLP on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted Malone Bailey, LLP with regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us, nor oral advice was provided, that Malone & Bailey, P.C.  concluded, was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through seminars and consulting with attorneys to become fully knowledgeable with his obligations. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process

Limitations on the Effectiveness of Controls

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of November 30, 2011, the Company’s internal control over financial reporting was not effective based on those criteria in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The major reason for the foregoing was our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations.  In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.  We intend to define various roles and responsibilities related to this process.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our executive officers and directors and his age and titles are as follows:

Name	Age	Position
David Saltrelli	63	CEO, CFO, President, and Director

Peter Schuster	65	Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officers and directors:

David Saltrelli:  David Saltrelli holds a MBA from the Simon School of Business at the University of Rochester where he majored in Finance & Economics.  Mr. Saltrelli has served with the Investment Firms of Merrill Lynch and Prudential Bache.  Mr. Saltrelli later became a developer/marketer of Fractional Condominium Ownership as President of Pantra Investments.  He went on to build direct marketing companies that provided marketing services for many companies including direct mail programs and premium/incentive programs.  Most recently, Mr. Saltrelli has further developed marketing capabilities and now specializes in high volume/ electronic mass marketing strategies including web based delivery of electronic premiums, incentives, benefits, and electronic coupons to mass markets such as large affiliate groups, churches using fundraisers, and large organizations needing cost effective benefits.   Mr. Saltrelli has over 30 years of direct marketing experience.

Peter Schuster: Peter Schuster holds a Master’s Degree from the State University of New York. From 2006 to 2010, Mr. Schuster served as President of Awards and Incentives Inc., a web based marketing and sales company that developed and delivered electronic premiums and incentives to large commercial entities, organizations and affiliate groups requiring high volume lead generation and sales volume.  From 2002 to 2006, Mr. Schuster served as a Commercial Realtor focused specifically on the marketing, development, entitlement and sales of large commercial marina operations, commercial land sites targeted for high-rise mixed use development and conversion of existing hospitality properties to mixed and fractional commercial use.

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

Significant Employees

We have no significant employees other than our officers and directors.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “reporting persons”), to file reports of ownership and changes in ownership with the SEC. Reporting persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons.  We believe that, during the year ended November 30, 2011, although the total number of shares of common stock (108,000,000) owned by the Executive Officers and Directors as a group remained the same, Mssrs. Saltrelli and Schuster were delinquent in filing their Form 3 and Form 5 reflecting the ownership distribution of shares of common stock within the group.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, for the last three fiscal years. Our fiscal year end is November 30.

Summary Compensation Table
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name &				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David Satrelli	2011	96,000	0	0	0	0	0	0	96,000
CEO, President,	2010	73,118	0	0	0	0	0	0	73,118
& Director	2009	0	0	0	0	0	0	0	0

Peter Schuster	2011	96,000	0	0	0	0	0	0	96,000
Secretary, Treasurer &	2010	73,118	0	0	0	0	0	0	73,118
Director	2009	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

As at our year ended November 30, 2011, we did not have any outstanding equity awards and have not had any since our inception.

Equity Compensation Plans

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Employment Contracts

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 12, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	David Saltrelli	54,000,000 - Direct	27.16%

Common Stock	Peter Schuster	54,000,000 -Direct	27.16%

Common Stock	All Directors and Executive Officers as a Group (2 people)	108,000,000	54.32%

(1)
Based on 201,839,513 shares of our common stock issued and outstanding as of March 12, 2012, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2012.

Change in Control

On November 23, 2009, Former President and Director Andre Benard transferred his position of 108,000,000 to incoming President and Director David Saltrelli for the sum of $3,000.  On December 15, 2010, Mr. Saltrelli transferred 54,000,000 of his shares to Peter Schuster.

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

We have issued 108,000,000 total shares of common stock at a price of $0.001 per share to Andre Benard, who was our executive officer and director. Mr. Benard, for the sum of $3,000, transferred his position of 108,000,000 to incoming President and Director David Saltrelli, who subsequently distributed the total shares equally with incoming Secretary/Treasurer and Director, Peter Schuster.

The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.

ITEM 14.      PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2011	Year Ended November 30, 2010
Audit Fees	$18,750	$15,000
Audit Related Fees	0	800
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$18,750	$15,800

PART IV

ITEM 15.      EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2012.

NET SAVINGS LINK, INC.

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal	March 12, 2012
David Saltrelli	Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board	March 12, 2012
Peter Schuster	of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X