Form 10-K/A
period 2011-11-30
Net Savings Link, Inc.
filed 2012-04-05
CIK 1432176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

Commission File Number:   000-53346

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒   NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☐   NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 12, 2012: $5,161,173.

At March 12, 2012, 201,839,513 shares of the registrant’s common stock were outstanding.

Reason for Amendment

We incorrectly checked the box on the face of our Form 10-K to reflect that we are a "shell company."  This amendment is being filed to correctly reflect that we are not a "shell company."

PART IV

ITEM 15.                      EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-K	03/13/12	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	03/13/12	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	03/13/12	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	03/13/12	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	03/13/12	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	03/13/12	101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of April, 2012.

NET SAVINGS LINK, INC.

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer,	April 5, 2012
David Saltrelli	and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board of Directors	April 5, 2012
Peter Schuster

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-K	03/13/12	101.INS	10-K

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	03/13/12	101.SCH	10-K

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	03/13/12	101.CAL	10-K

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	03/13/12	101.DEF	10-K

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	03/13/12	101.LAB	10-K

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	03/13/12	101.PRE	10-K