Form 10-Q
period 2012-02-29
Net Savings Link, Inc.
filed 2012-04-23
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 16, 2012, there were 201,839,513 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Balance Sheets as of February 29, 2012 (Unaudited) and November 30, 2011	3
	Statements of Operations for the three months ended February 29, 2012 and 2011, and from February 21, 2007 (inception) through February 29, 2012 (Unaudited)	4
	Statements of Cash Flows for the three months ended February 29, 2012 and 2011, and from February 21, 2007 (inception) through February 29, 2012 (Unaudited)	5
	Notes to the Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	10
ITEM 4.	CONTROLS AND PROCEDURES.	10

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	10
ITEM 6.	EXHIBITS.	11

Signatures		12

Exhibit Index		13

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	February 29, 2012	November 30, 2011
ASSETS

Current assets
Cash	$122,780	$174,923
Other current assets	7,252	2,800

Total Current Assets	130,032	177,723

Property and equipment, net of accumulated depreciation	27,204	30,343
Website development	68,744	72,673

TOTAL ASSETS	$225,980	$280,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$40,352	$35,838
Due to related parties	57,093	41,543
Convertible notes payable	85,000	-

Total Current Liabilities	182,445	77,381

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 201,839,513 and 199,839,513 shares issued and outstanding, respectively	201,840	199,840
Additional paid-in capital	2,557,455	2,493,455
Deficit accumulated during the development stage	(2,715,760)	(2,489,937)

Total Stockholders’ Equity	43,535	203,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,980	$280,739

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	February 21, 2007 (Inception) to February 29, 2012

REVENUES	$17,019	$-	$22,051

OPERATING EXPENSES
Depreciation and amortization	7,068	-	20,289
General and administrative	234,487	56,246	1,217,260

Total Operating Expenses	241,555	56,246	1,237,549

OPERATING LOSS	(224,536)	(56,246)	(1,215,498)

OTHER INCOME (EXPENSE)
Loss on derivative	-	-	(3,704,814)
Interest expense	(1,287)	-	(982,398)
Gain on extinguishment of debt	-	-	3,185,600
Other income	-	-	1,350

Total Other Income (Expense)	(1,287)	-	(1,500,262)

NET LOSS	$(225,823)	$(56,246)	$(2,715,760)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	200,784,568	108,360,000

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	February 21, 2007 (Inception) to February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(225,823)	$(56,246)	$(2,715,760)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,068	-	20,289
Debt discount amortization	-	-	949,932
Debt offering cost amortization	548	-	548
Loss on derivative	-	-	3,704,814
Gain on extinguishment of debt	-	-	(3,185,600)
Common stock issued for services	66,000	-	110,800
Changes in operating assets and liabilities	-
(Increase) decrease in other assets	-	-	(2,800)
Increase in accounts payable and accrued liabilities	4,514	58	87,384
Increase (decrease) in related party accounts payable	15,550	40,000	57,093
Net Cash Used in Operating Activities	(132,143)	(16,188)	(973,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(37,672)
Purchase of website development costs	-	-	(78,565)
Net Cash Used in Investing Activities	-	-	(116,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	113,453
Proceeds from convertible notes payable	85,000	100,000	1,034,932
Cash paid for debt offering costs	(5,000)	-	(5,000)
Common stock issued for cash	-	-	68,932
Net Cash Provided by Financing Activities	80,000	100,000	1,212,317

INCREASE (DECREASE) IN CASH	(52,143)	83,812	122,780

CASH AT BEGINNING OF PERIOD	174,923	21,366	-

CASH AT END OF PERIOD	$122,780	$105,178	$122,780

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$-	$-	$980,964
Discount on convertible notes payable from derivative instrument	$-	$-	$949,932
Settlement of derivative liability	$-	$-	$4,654,746
Debt paid by related party contributed to capital	$-	$-	$16,000

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

1.	Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by Net Savings Link, Inc. (“we, “our” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2011, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through February 29, 2012, the Company has generated limited and has an accumulated deficit of $2,715,760. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

As of February 29, 2012, the Company owes $23,975 to the President and CEO of the Company for back due wages.

As of February 29, 2012, the Company owes $33,118 to the Vice President and director of the Company for back due wages.

4.	Convertible Promissory Notes Payable

During the three months ended February 29, 2012, the Company issued two Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”)  in the amounts of $47,500 and $37,500, or a total of $85,000.  The Convertible Promissory Notes are unsecured, due in approximately nine months from the date of issuance, accrued interest at 8% per annum and are convertible into shares of the Company’s common stock at any time after 180 days from the issuance date at the option of the holder at fifty eight percent (58%) of the fair market value of one share of the Company’s common stock based on the average of the three lowest bid prices of the Company’s common stock during the ten trading days prior to the conversion date.

If the notes are not fully paid by 180 days, due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversion options will be classified as derivative liabilities and recorded at fair value.

The company incurred $5,000 in legal fees and accounted for as deferred financing cost. The fees have been amortized straight line over the life of loan and are disclosed as other current assets.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

5.	Common Stock

During the three months ended, company issued 2 million common shares for consulting services valued at $66,000.

6.	Subsequent Events

On March 9, 2012, the Company executed a Secured Convertible Promissory Note in the amount of $75,000 payable to Southridge Partners II, LP, a Delaware Limited Partnership (“Southridge”) and related Equity Purchase Agreement. David Saltrelli, President & CEO of the Company pledged 2,500,000 of his common shares as collateral to guarantee the Secured Convertible Promissory Note. Under the terms of the Secured Convertible Promissory Note, the Company is obligated to repay $75,000.00 with interest thereon at the rate of 8% per annum on June 23, 2012. In addition, the Company will issue a stock warrant for 1,500,000 shares of its common stock with an initial exercise price of $0.05 per share.  The Secured Convertible Promissory Note may, at the election of Southridge, be converted into restricted shares of NSL’s common stock on the basis of 60% of the market price of our common stock, which represents a discount of 40% from the market price.  If the Secured Convertible Promissory Note is not paid on June 23, 2012, the Company will pay an amount 130% times the sum then due.  In addition, the Company has provided certain registration rights as disclosed in a companion Registration Rights Agreement.

On March 9, 2012, the Company entered into an Equity Purchase Agreement with Southridge whereas the Company agreed to issue and sell up to twenty million dollars ($20,000,000) of its common stock at a purchase price of 91% of the market price on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement (that represent a discount of 9%). The Company is not obligated to take down the entire $20,000,000 and it may put stock to Southridge at any time according to the terms and conditions of the agreement through March 8, 2014.

On March 16, 2012, the Company executed a Secured Convertible Promissory Note in the amount of $50,000 payable to Southridge Partners II, LP, a Delaware Limited Partnership (“Southridge”). Under the terms of the Secured Convertible Promissory Note, the Company is obligated to repay $50,000.00 with interest thereon at the rate of 8% per annum on November 16, 2012.  The Secured Convertible Promissory Note may, at the election of Southridge, be converted into restricted shares of NSL’s common stock on the basis of 70% of the market price of our common stock, which represents a discount of 30% from the market price after six months from issuance.

On March 19, 2012, the Company executed a Convertible Promissory Note in the amount of $37,500 payable to Asher Enterprises, Inc. Under the terms of the Convertible Promissory Note the Company is obligated to repay $37,500 with interest thereon at the rate of 8% per annum on December 21, 2012. Any amount not paid on December 21, 2012 will then earn interest at the rate of 22% per annum until paid. The Convertible Promissory Note may, at the election of Asher, be converted into restricted shares of our common stock on the basis of 58% of the market price of our common stock, which represents a discount of 42% from the market price.

On March 29, 2012, the Company granted a consultant a nonqualified stock option to purchase up to 2,857,143 shares of the Company’s common stock at a price of approximately $0.03 per share, or $100,000.  Simultaneously with the grant of the option, the Company accepted the exchange of $100,000 in services in lieu of cash on exercise of the options and issued 2,857,143 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

RESULTS OF OPERATIONS

Working Capital

	February 29,	November 30,
	2012	2011
Current Assets	$130,032	$177,723
Current Liabilities	182,445	77,381
Working Capital (Deficit)	$(52,413)	$100,342

Cash Flows

	Three months ended	Three months ended
	February 29, 2012	February 28, 2011
Cash Flows used in Operating Activities	$(132,143)	$(16,188)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	80,000	100,000
Net Increase (decrease) in Cash During Period	$(52,143)	$83,812

Balance Sheet

As at February 29, 2012, the Company had total assets of $225,980 compared with total assets of $280,739 as at November 30, 2011.  The assets are mainly comprised of cash balances in the Company’s bank account and website development costs.

The Company had total liabilities of $182,445 at February 29, 2012 compared with $77,381 as at November 30, 2011.  The increase in total liabilities is mainly attributed to $85,000 increase due to the issuance of convertible promissory notes payable during the period.

Operating Revenues

During the three months ended February 29, 2012, the Company received $17,019 in commissions revenue, compared to no revenue in the same period ended February 28, 2011.

Operating Expenses

During the three months ended February 29, 2012, the Company incurred operating expenses totaling $241,555 compared with $56,246 for the three months ended February 28, 2011.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2011.

Net Loss

During the three months ended February 29, 2012, the Company realized net loss of $225,823 compared with a net loss of $56,246 for the three months ended February 28, 2011.  The increase in net loss was primarily due to an increase in operational costs as a result of commencement of sales operations, whereas in the prior year the Company only had minimal activity.

Liquidity and Capital Resources

As at February 29, 2012, the Company had a cash balance of $122,780 and a working capital deficit of $52,413 compared with a cash balance of $174,923 and working capital of $100,342 at November 30, 2011.  The decrease in working capital is mainly due to the issuance of $85,000 in convertible promissory notes payable during the period as well as the use of cash in operating activities.

Cash Flows from Operating Activities

During the three months ended February 29, 2012, the Company used $132,143 of cash flow from operating activities compared with use of $16,188 of cash flow during the three months ended February 28, 2011.  The increase in the use of cash flow for operating activities reflect the increase in operating activity for the period as the Company has raised additional financing in order to finance the repayment of existing and future obligations.

Cash Flows from Investing Activity

The Company did not have any investing activities during the three month periods ending February 29, 2012 and February 28, 2011.

Cash Flows from Financing Activities

During the three months ended February 29, 2012, the Company received proceeds of $85,000 from two convertible promissory notes payable, which were unsecured, convertible into the common stock of the Company, due interest at 8% per annum and have maturity dates approximately nine months from the dates of issuance.  During the three months ended February 28, 2011, the Company received $100,000 from the issuance of a note payable.

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

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Consulting Agreement - Mirador Consulting Inc.	8-K	10/20/11	10.1

10.4	Agreement with Wakabashi Fund LLC – Institutional Market Awareness.	8-K	1/25/12	10.1

10.5	Agreement with Wakabashi Fund LLC – Financial Services.	8-K	1/25/12	10.2

10.6	Equity Purchase Agreement with Southridge Partners II, LP.				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of April, 2012.

NET SAVINGS LINK, INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Consulting Agreement - Mirador Consulting Inc.	8-K	10/20/11	10.1

10.4	Agreement with Wakabashi Fund LLC – Institutional Market Awareness.	8-K	1/25/12	10.1

10.5	Agreement with Wakabashi Fund LLC – Financial Services.	8-K	1/25/12	10.2

10.6	Equity Purchase Agreement with Southridge Partners II, LP.				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X