Form 10-Q
period 2012-05-31
Net Savings Link, Inc.
filed 2012-07-18
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 17, 2012, there were 209,696,656 shares of the registrant’s $0.001 par value common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Balance Sheets as of May 31, 2012 (Unaudited) and November 30, 2011	3
	Statements of Operations for the three months and six months ended May 31, 2012 and 2011, and from February 21, 2007 (inception) through May 31, 2012 (Unaudited)	4
	Statements of Cash Flows for the three months ended May 31, 2012 and 2011, and from February 21, 2007 (inception) through May 31, 2012 (Unaudited)	5
	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	11
ITEM 4.	CONTROLS AND PROCEDURES.	11

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	11
ITEM 6.	EXHIBITS.	12

Signatures		13

Exhibit Index		14

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

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	May 31, 2012	November 30, 2011

ASSETS

Current assets
Cash	$88,606	$174,923
Accounts receivable	25,000	-
Other current assets	8,859	2,800

Total Current Assets	122,465	177,723

Property and equipment, net of accumulated depreciation	24,064	30,343
Website development	64,816	72,673

TOTAL ASSETS	$211,345	$280,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$42,021	$35,838
Due to related parties	58,652	41,543
Convertible notes payable (net of discount of $25,157)	222,343	-

Total Current Liabilities	323,016	77,381

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 209,696,656 and 199,839,513 shares issued and outstanding, respectively	209,697	199,840
Additional paid-in capital	2,787,574	2,493,455
Deficit accumulated during the development stage	(3,108,942)	(2,489,937)

Total Stockholders’ Equity (Deficit)	(111,671)	203,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$211,345	$280,739

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		February 21, 2007 (Inception) to May 31, 2012
	2012	2011	2012	2011

REVENUES	$40,703	$402	$57,722	$402	$62,754

OPERATING EXPENSES
Depreciation and amortization expense	7,067	998	14,136	998	27,356
General and administrative	380,819	165,384	615,305	221,630	1,598,078

Total Operating Expenses	387,886	166,382	629,441	222,628	1,625,434

OPERATING LOSS	(347,183)	(165,980)	(571,719)	(222,226)	(1,562,680)

OTHER INCOME (EXPENSE)
Loss on derivative	-	(1,401,014)	-	(1,411,728)	(3,704,814)
Interest expense	(45,999)	(82,804)	(47,286)	(83,215)	(1,028,398)
Gain on extinguishment of debt	-	-	-	-	3,185,600
Other income	-	-	-	-	1,350
Total Other Income (Expense)	(45,999)	(1,483,818)	(47,286)	(1,494,943)	(1,546,262)

NET LOSS	$(393,182)	$(1,649,798)	$(619,005)	$(1,717,169)	$(3,108,942)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	204,937,339	185,760,000	202,872,300	185,760,000

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended May 31,			February 21, 2007(Inception) to May 31,
	2012		2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(619,005)	$(1,717,169)	$(3,108,942)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		14,136	998	27,357
Debt discount amortization		44,248	69,173	994,180
Debt offering cost amortization		2,883	-	2,883
Loss on derivative		-	1,411,728	3,704,814
Gain on exchange of debt		-	-	(3,185,600)
Common stock issued for services		284,571	-	329,371
Changes in operating assets and liabilities
Increase in accounts receivable		(25,000)	-	(25,000)
Increase in prepaid and other assets		(1,442)	(9,247)	(4,242)
Increase in accounts payable and accrued liabilities		6,183	10,180	89,053
Increase in related party accounts payable		17,109	900	58,652
Net Cash Used in Operating Activities		(276,317)	(233,437)	(1,117,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		-	(35,915)	(37,672)
Purchase of website development		-	(38,565)	(78,565)
Net Cash Used in Investing Activities		-	(74,480)	(116,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable		-	-	113,453
Proceeds from convertible note payable		197,500	849,932	1,147,432
Cash paid for debt offering costs		(7,500)	-	(7,500)
Common stock issued for cash		-	-	68,932
Net Cash Provided by Financing Activities		190,000	849,932	1,322,317

INCREASE (DECREASE) IN CASH		(86,317)	542,015	88,606

CASH AT BEGINNING OF PERIOD		174,923	21,366	-

CASH AT END OF PERIOD		$88,606	$563,381	$88,606

CASH PAID FOR:
Interest		$-	$-	$-
Income taxes		$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Discount on convertible notes due to legal fees		$50,000	$-	$50,000
Common stock issued for convertible notes and accrued interest		$-	$-	$980,964
Discount on convertible notes payable from derivative instrument	$		$849,932	$949,932
Debt paid by related party contributed to capital	$		$7,000	$16,000
Write-off derivative liability		$-	$4,654,746	$4,654,746
Debt discount for warrants		$19,405	$-	$19,405

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

2.         Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through May 31, 2012, the Company has generated limited revenues and has an accumulated deficit of $3,108,942. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Related Party Transactions

As of May 31, 2012, the Company owed $27,975 to the President and CEO of the Company for back due wages.

As of May 31, 2012, the Company owed $30,677 to the Vice President and director of the Company for back due wages.

4.         Convertible Promissory Notes Payable

During the six months ended May 31, 2012, the Company issued three Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”) to Asher Enterprises, Inc., a Delaware corporation (“Asher”) in the amounts of $47,500, $37,500 and $37,500, or a total of $122,500.  The Convertible Promissory Notes are unsecured, due approximately nine months from the dates of issuance, accrued interest at 8% per annum and are convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at fifty eight percent (58%) of the fair market value of one share of the Company’s common stock based on the average of the three lowest bid prices of the Company’s common stock during the ten trading days prior to the conversion date.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

4.         Convertible Promissory Notes Payable (Continued)

During the six months ended May 31, 2012, the Company issued two Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”) to Southridge Partners II, LP, a Delaware Limited Partnership (“Southridge”) in the amounts of $75,000 and $50,000 or a total of $125,000.  The Convertible Promissory Notes are unsecured, due approximately three and nine months, respectively, from the dates of issuance, accrued interest at 8% per annum and are convertible, at the option of the holder, into shares of the Company’s common stock. The note in the amount of $75,000 is convertible into common shares at maturity and the note in the amount of $50,000 is convertible into common shares after 180 days from issuance at sixty percent (60%) and seventy percent (70%), respectively, of the fair market value of one share of the Company’s common stock based on the average of the two lowest bid prices of the Company’s common stock during the five trading days prior to the conversion date. The Company paid $50,000 in legal fees associated with the funding of $75,000 convertible note. These fees have been recorded as debt discount and are being amortized straight line over the life of loan (approx. 4 months).

In addition, to the $75,000 convertible note due to Southridge Partners II, LP, the Company granted a stock warrant for 1,500,000 shares of its common stock with an exercise price of $0.05 per share on March 9, 2012. These warrants have a seven-year term and are fully vested on the grant date. On March 9, 2012, the Company fair valued the warrants using the Black-Scholes pricing model for a total value of $86,100. The warrant has a relative fair market value of $19,405; this is accounted for as a discount on the convertible note. The discount is amortized over the life of loan (approx. 4 months). As of May 31, 2012, the Company has recognized $44,248 in amortized discount and $25,157 remains unamortized.

The fair value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Expected Term	7 years
Expected volatility	434.78%
Risk free interest rate	1.43%
Expected dividend yield	0.00%

The warrants weighted average remaining contractual life for warrants outstanding as of May 31, 2012 is approximately 6.7 years; the weighted average exercise price is $0.05. The intrinsic value of the warrants is $0.00.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversion options, once available, will be deemed and classified as derivative liabilities and recorded at fair value.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

5.         Common Stock

On January 17, 2012, the Company issued 2,000,000 shares of common stock to a consulting company for public relations services valued at $66,000, or $0.033 per share.

On March 29, 2012, the Company granted 2,857,143 shares of common stock to a consultant for services valued at $108,571, or $0.038 per share.

On May 12, 2012, the Company granted 5,000,000 shares of common stock to a consultant for services valued at $110,000, or $0.022 per share.

6.         Subsequent Events

On June 4, 2012, the Company executed a convertible promissory note in the amount of $50,000 payable to Asher. The note is unsecured, due approximately nine months from the date of issuance, accrues interest at 8% per annum and is convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at fifty eight percent (58%) of the fair market value of one share of the Company’s common stock based on the average of the three lowest bid prices of the Company’s common stock during the ten trading days prior to the conversion date.

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

RESULTS OF OPERATIONS

Working Capital

	May 31,	November 30,
	2012	2011
Current Assets	$122,465	$177,723
Current Liabilities	323,016	77,381
Working Capital (Deficit)	$(200,551)	$100,342

Cash Flows
	Six months ended	Six months ended
	May 31, 2012	May 31, 2011
Cash Flows used in Operating Activities	$(276,317)	$(233,437)
Cash Flows used in Investing Activities	-	(74,480)
Cash Flows provided by Financing Activities	190,000	849,932
Net Increase (decrease) in Cash During Period	$(86,317)	$542,015

Balance Sheet

As at May 31, 2012, the Company had total assets of $211,345 compared with total assets of $280,739 as at November 30, 2011.  The assets are mainly comprised of cash balances in the Company’s bank account, un-amortized debt issuance costs and website development costs.

The Company had total liabilities of $323,016 at May 31, 2012 compared with $77,381 as at November 30, 2011.  The increase in total liabilities is mainly attributed to the issuance of five convertible promissory notes totaling $247,500 during the period.

Operating Revenues

During the three months ended May 31, 2012, the Company received $40,703 in commission revenue, compared to $402 for the three months ended May 31, 2011.

During the six months ended May 31, 2012, the Company received $57,722 in commission revenue, compared to $402 for the six months ended May 31, 2011.

Operating Expenses

During the three months ended May 31, 2012, the Company incurred operating expenses totaling $387,886 compared with $166,382 for the three months ended May 31, 2011.  The increase in operating expenses is mainly attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2011.

During the six months ended May 31, 2012, the Company incurred operating expenses totaling $629,441 compared with $222,628 for the six months ended May 31, 2011.  The increase in operating expenses is mainly attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2011.

Net Loss

During the three months ended May 31, 2012, the Company realized net loss of $393,182 compared with a net loss of $1,649,798 for the three months ended May 31, 2011.  The decrease in net loss was primarily due to a loss on derivative liability of $1,401,014 during the period ended May 31, 2011, there was no such charge during the three months ended May 31, 2012, partially offset by increases in operational costs such as consulting and professional fees related to the commencement of operations, whereas in the prior year the Company only had minimal activity.

During the six months ended May 31, 2012, the Company realized net loss of $619,005 compared with a net loss of $1,717,169 for the three months ended May 31, 2011.  The decrease in net loss was primarily due to a loss on derivative liability of $1,411,728 during the period ended May 31, 2011, there was no such charge during the six months ended May 31, 2012, partially offset by increases in operational costs such as consulting and professional fees related to the commencement of operations, whereas in the prior year the Company only had minimal activity.

Liquidity and Capital Resources

As at May 31, 2012, the Company had a cash balance of $88,606 and a working capital deficit of $225,551 compared with a cash balance of $174,923 and working capital of $100,342 at November 30, 2011.  The decrease in working capital is mainly due to the issuance of five convertible promissory notes totaling $247,500 during the period, proceeds of which were used for operating activities during the period.

Cash Flows from Operating Activities

During the six months ended May 31, 2012, the Company used $276,317 of cash flow from operating activities compared with use of $233,437 of cash flow during the six months ended May 31, 2011.  The increase in the use of cash flow for operating activities reflect the increase in operating activity for the period as the Company has raised additional financing in order to finance the repayment of existing and future obligations.

Cash Flows from Investing Activity

The Company did not have any investing activities during the six month period ending May 31, 2012, compared to purchases for property and equipment and website development of $74,480 for the six month period ending May 31, 2011.

Cash Flows from Financing Activities

During the six months ended May 31, 2012, the Company received cash proceeds of $197,500 from four convertible promissory notes payable and $50,000 in debt offering expense from one convertible promissory note payable.  All of the notes are unsecured, convertible into the common stock of the Company, due interest at 8% per annum and have maturity dates between three and nine months from the dates of issuance.  During the six months ended May 31, 2011, the Company received $849,932 from the issuance of convertible promissory notes payable.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.6	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of July, 2012.

NET SAVINGS LINK INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.6	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X