Form 10-Q
period 2012-08-31
Net Savings Link, Inc.
filed 2012-10-22
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2012, there were 264,935,189 shares of the registrant’s $0.001 par value common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Balance Sheets as of August 31, 2012 (Unaudited) and November 30, 2011	3
	Consolidated Statements of Operations for the three months and nine months ended August 31, 2012 and 2011, and from February 21, 2007 (inception) through August 31, 2012 (Unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011, and from February 21, 2007 (inception) through August 31, 2012 (Unaudited)	5
	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	12
ITEM 4.	CONTROLS AND PROCEDURES.	12

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	12
ITEM 6.	EXHIBITS.	13

Signatures		14

Exhibit Index		15

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

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31, 2012	November 30, 2011

ASSETS

Current assets
Cash	$72,596	$174,923
Accounts receivable	25,000	-
Other current assets	7,961	2,800

Total Current Assets	105,557	177,723

Property and equipment, net of accumulated depreciation	20,925	30,343
Website development	60,888	72,673

TOTAL ASSETS	$187,370	$280,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$31,611	$35,838
Due to related parties	92,152	41,543
Derivative liability	82,207	-
Convertible notes payable (net of discount of $14,864)	208,636	-

Total Current Liabilities	414,606	77,381

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 1,500,000 and 0 shares issued and outstanding, respectively	15	-

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 264,935,189 and 199,839,513 shares issued and outstanding, respectively	264,936	199,840
Additional paid-in capital	3,017,001	2,493,455
Deficit accumulated during the development stage	(3,509,188)	(2,489,937)

Total Stockholders’ Equity (Deficit)	(227,236)	203,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$187,370	$280,739

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		February 21, 2007 (Inception) to August 31, 2012
	2012	2011	2012	2011

REVENUES	$15,912	$840	$73,634	$1,242	$78,666

OPERATING EXPENSES
Depreciation and amortization expense	7,067	5,156	21,203	6,154	34,424
General and administrative	281,752	192,232	897,057	413,862	1,879,829

Total Operating Expenses	288,819	197,388	918,260	420,016	1,914,253

OPERATING LOSS	(272,907)	(196,548)	(844,626)	(418,774)	(1,835,587)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative	6,945	(2,293,086)	6,945	(3,704,814)	(3,697,869)
Interest expense	(134,284)	(897,816)	(181,570)	(981,031)	(1,162,682)
Gain on extinguishment of debt	-	3,072,147	-	3,072,147	3,185,600
Other income	-	-	-	-	1,350
Total Other Income (Expense)	(127,339)	(118,755)	(174,625)	(1,613,698)	(1,673,601)

NET LOSS	$(400,246)	$(315,303)	$(1,019,251)	$(2,032,472)	$(3,509,188)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	223,047,954	103,684,815	206,644,448	197,702,164

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended August 31,		February 27, 2011 (Inception) to August 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,019,251)	$(2,032,472)	$(3,509,188)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,203	6,154	34,424
Debt discount amortization	186,547	949,932	1,136,479
Debt offering cost amortization	6,781	-	6,781
(Gain) loss on derivative	(6,945)	3,704,814	3,697,869
Gain on exchange of debt	-	(3,072,147)	(3,185,600)
Common stock issued for services	446,571	-	491,371
Changes in operating assets and liabilities
Increase in accounts receivable	(25,000)	-	(25,000)
Increase in prepaid and other assets	(1,444)	(8,936)	(4,244)
Increase (decrease) in accounts payable and accrued liabilities	(898)	15,967	81,972
Increase in related party accounts payable	53,109	15,258	94,652
Net Cash Used in Operating Activities	(339,327)	(421,430)	(1,180,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(37,672)	(37,672)
Purchase of website development	-	(38,565)	(78,565)
Net Cash Used in Investing Activities	-	(76,237)	(116,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	113,453
Proceeds from convertible note payable	247,500	949,932	1,197,432
Cash paid for debt offering costs	(10,500)	-	(10,500)
Common stock issued for cash	-	-	68,932
Net Cash Provided by Financing Activities	237,000	949,932	1,369,317

INCREASE (DECREASE) IN CASH	(102,327)	452,265	72,596

CASH AT BEGINNING OF PERIOD	174,923	21,366	-

CASH AT END OF PERIOD	$72,596	$473,631	$72,596

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Discount on convertible notes due to legal fees	$50,000	$-	$50,000
Common stock issued for convertible notes and accrued interest	$77,329	$980,964	$1,058,293
Derivative liability due to warrants	$38,825	$-	$38,825
Discount on convertible notes payable from derivative instrument	$182,006	$949,932	$1,131,938
Debt paid by related party contributed to capital	$-	$7,000	$16,000
Derivative liability write-off	$81,667	$-	$4,736,413
Debt discount for warrants	$19,405	$-	$19,405
Preferred stock issued for related party receivable	$2,500	$-	$2,500

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

2.         Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period from inception through August 31, 2012, the Company has generated limited revenues and has an accumulated deficit of $3,509,188. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Significant Accounting Policies

Allowance for doubtful accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. As of August 31, 2012, we had no allowance for doubtful accounts as the only receivable balance is due from one customer which is expected to be received before the fiscal year-end.

4.         Related Party Transactions

As of August 31, 2012, the Company owed $38,725 to the President and CEO of the Company for back due wages.

As of August 31, 2012, the Company owed $53,427 to the Vice President and director of the Company for back due wages.

During June 2012, the Company issued 150,000 shares of preferred stock to both the President and CEO and Vice President of the Company for amounts owed.  The shares were valued at $250, or $0.0008 per share.

4.         Related Party Transactions (Continued)

During August 2012, the Company issued 600,000 shares of preferred stock to both the President and CEO and Vice President of the Company for amounts owed.  The shares were valued at $1,000, or $0.0017 per share.

5.         Convertible Promissory Notes Payable

During the nine months ended August 31, 2012, the Company issued four Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”) to Asher Enterprises, Inc., a Delaware corporation (“Asher”) in the amounts of $47,500, $37,500, $37,500 and $50,000, or a total of $172,500.  The Convertible Promissory Notes are unsecured, due approximately nine months from the dates of issuance, accrued interest at 8% per annum and are convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at fifty eight percent (58%) of the fair market value of one share of the Company’s common stock based on the average of the three lowest bid prices of the Company’s common stock during the ten trading days prior to the conversion date.

During the nine months ended August 31, 2012, the Company issued two Unsecured Convertible Promissory Notes (the “Convertible Promissory Notes”) to Southridge Partners II, LP, a Delaware Limited Partnership (“Southridge”) in the amounts of $75,000 and $50,000, or a total of $125,000.  The Convertible Promissory Notes are unsecured, due approximately three and nine months, respectively, from the dates of issuance, accrued interest at 8% per annum and are convertible, at the option of the holder, into shares of the Company’s common stock. The note in the amount of $75,000 is convertible into common shares at maturity and the note in the amount of $50,000 is convertible into common shares after 180 days from issuance at sixty percent (55%) and seventy percent (70%), respectively, of the fair market value of one share of the Company’s common stock based on the average of the two lowest bid prices of the Company’s common stock during the five trading days prior to the conversion date. The Company paid $50,000 in legal fees associated with the funding of $75,000 convertible note. These fees have been recorded as debt discount and have been amortized during the nine months ended August 31, 2012

In addition, to the $75,000 convertible note due to Southridge Partners II, LP, the Company granted a stock warrant for 1,500,000 shares of its common stock with an exercise price of $0.05 per share on March 9, 2012. These warrants have a seven-year term and are fully vested on the grant date. On March 9, 2012, the Company fair valued the warrants using the Black-Scholes pricing model for a total value of $86,100. The warrant has a relative fair market value of $19,405; this is accounted for as a discount on the convertible note. The discount is amortized over the life of loan (approx. 4 months) and has been amortized as of August 31, 2012.

As of August 31, 2012, the Company has recognized $186,547 in amortized discount and $14,864 remains unamortized.

The fair value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Expected Term	7 years
Expected volatility	434.78%
Risk free interest rate	1.43%
Expected dividend yield	0.00%

The warrants weighted average remaining contractual life for warrants outstanding as of August 31, 2012 is approximately 6.7 years; the weighted average exercise price is $0.05. The intrinsic value of the warrants is $0.00.

6.         Derivative Liabilities

The Company analyzed the conversion options embedded in the Convertible Promissory Notes (see Note 4) for derivative accounting consideration under Accounting Series Codification 815, Derivatives and Hedging, and determined that the instruments embedded in the Convertible Promissory Notes are required to be classified as liabilities and recorded at fair value upon ability to be converted due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the Convertible Promissory Notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the Convertible Promissory Notes can be adjusted downward. Because the number of shares to be issued upon settlement of the Convertible Promissory Notes cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments.

The Company analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under Accounting Series Codification 815, Derivatives and Hedging, and determined that the instruments embedded in the Convertible Promissory Notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the Convertible Promissory Notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the Convertible Promissory Notes can be adjusted downward. Because the number of shares to be issued upon settlement of the Convertible Promissory Notes cannot be determined under this instrument, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments. The company also analyzed the warrants for fair value as these have been tainted by the convertible notes due to indeterminable shares at time of settlement.

The fair values of the four instruments were determined to be $212,007 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $132,005 was recorded as debt discount, $38,825 was recorded as day one derivative liability charged to additional paid-in capital, and $41,177 was recorded as day one loss on derivative liability.  During the three months ended August 31, 2012, the Company recorded a net gain on mark-to-market of the conversion options and warrants of $6.945.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on August 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$82,207	$82,207

The following table summarizes the derivative liabilities included in the consolidated balance sheet at August 31, 2012:

Derivative liabilities November 30, 2011	$-
Addition of new derivative	212,007
Derivative liability write-off	(81,677)
(Gains)/Losses on change in fair value	(48,123)
Balance at August 31, 2012	$82,207

6.         Derivative Liabilities (Continued)

The Company valued the conversion options derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) risk-free interest rates between 0.09% to 1.15%, (2) lives of up to seven years months, (3) expected volatility of between 173% to 413%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Promissory notes and warrants, and (6) the common stock price of the underlying share on the valuation date.

7.         Common Stock

On January 17, 2012, the Company issued 2,000,000 shares of common stock to a consulting company for public relations services valued at $66,000, or $0.033 per share.

On March 29, 2012, the Company issued 2,857,143 shares of common stock to a consultant for services valued at $108,571, or $0.038 per share.

On May 12, 2012, the Company issued 5,000,000 shares of common stock to a consultant for services valued at $110,000, or $0.022 per share.

On June 29, 2012, the Company issued 6,500,000 shares of common stock to a consultant for services valued at $130,000, or $0.02 per share.

On July 20, 2012, the Company issued 1,111,111 shares of common stock for debt valued at $10,000, or $0.009 per share.

On July 31, 2012, the Company issued 2,400,000 shares of common stock for debt valued at $12,000, or $0.005 per share.

On August 9, 2012, the Company issued 6,000,000 shares of common stock for debt valued at $15,000, or $0.003 per share.

On August 23, 2012, the Company issued 10,000,000 shares of common stock to a consultant for services valued at $32,000, or $0.0032 per share.

On August 23, 2012, the Company issued 20,960,755 shares of common stock for debt valued at $27,668 or $0.00132 per share.

On August 27, 2012, the Company issued 8,266,667 shares of common stock for debt valued at $12,660, or $0.0015 per share.

During the nine months ended August 31, 2012, due to conversion of convertible notes payable into common stock, the company wrote-off $81,677 in derivative liability associated with these notes.

During the nine months ended August 31, 2012, the company recorded $38,825 in derivative liability due to the warrants issued in connection with convertible promissory note.

8.         Subsequent Events

On September 24, 2012, the Company issued 8,571,429 shares of common stock for debt valued at $12,000, or $0.001 per share.

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

RESULTS OF OPERATIONS

Working Capital

	August 31,	November 30,
	2012	2011
Current Assets	$105,557	$177,723
Current Liabilities	410,843	77,381
Working Capital (Deficit)	$305,286	$100,342

Cash Flows

	Nine months ended	Nine months ended
	August 31, 2012	August 31, 2011
Cash Flows used in Operating Activities	$339,327	$233,437
Cash Flows used in Investing Activities	-	74,480
Cash Flows provided by Financing Activities	237,000	849,932
Net Increase (decrease) in Cash During Period	$(102,327)	$542,015

Balance Sheet

As at August 31, 2012, the Company had total assets of $187,370 compared with total assets of $280,739 as at November 30, 2011.  The assets are mainly comprised of cash balances in the Company’s bank account, accounts receivable and website development costs.

The Company had total liabilities of $410,843 at August 31, 2012 compared with $77,381 as at November 30, 2011.  The increase in total liabilities is mainly attributed to the issuance of six convertible promissory notes totaling $297,500 during the period.

Operating Revenues

During the three months ended August 31, 2012, the Company received $15,912 in commission revenue, compared to $840 for the three months ended August 31, 2011.

Operating Expenses

During the three months ended August 31, 2012, the Company incurred operating expenses totaling $288,819 compared with $197,388 for the three months ended August 31, 2011.  The decrease in operating expenses is mainly attributed to a decrease in operating expenses related to its website as it tries to minimize costs.

During the nine months ended August 31, 2012, the Company incurred operating expenses totaling $918,260 compared with $420,016 for the nine months ended August 31, 2011.  The increase in operating expenses is mainly attributed to an increase in expenses from the issuance of common stock for services.

Net Loss

During the three months ended August 31, 2012, the Company realized net loss of $400,246 compared with a net loss of $315,303 for the three months ended August 31, 2011.  The increase in net loss was primarily due to a gain on derivative liability of $6,945 during the three months ended August 31, 2012 as well as discount amortization expense of $186,547, partially offset by increases in operational costs such as consulting and professional fees related to the commencement of operations.

During the nine months ended August 31, 2012, the Company realized net loss of $1,019,251 compared with a net loss of $2,032,472 for the nine months ended August 31, 2011.  The decrease in net loss was primarily due to a loss on derivative liability of $3,704,814 during the period ended August 31, 2011, compared to a gain on derivative liability of $6,945 during the nine months ended August 31, 2012, partially offset by increases in operational costs such as consulting and professional fees related to the commencement of operations.

Liquidity and Capital Resources

As at August 31, 2012, the Company had a cash balance of $72,596 and a working capital deficit of $309,049 compared with a cash balance of $473,631 and working capital of $310,898 at August 31, 2011.  The decrease in working capital is mainly due to the issuance of six convertible promissory notes totaling $297,500 during the period, proceeds of which were used for operating activities during the period.

Cash Flows from Operating Activities

During the nine months ended August 31, 2012, the Company used $339,327 of cash flow from operating activities compared with use of $421,430 of cash flow during the nine months ended August 31, 2011.  The decrease in the use of cash flow for operating activities reflect the increase in operating activity for the period as the Company has raised additional financing in order to finance the repayment of existing and future obligations.

Cash Flows from Investing Activity

The Company did not have any investing activities during the nine month period ending August 31, 2012, compared to purchases for property and equipment and website development of $76,237 for the nine month period ending August 31, 2011.

Cash Flows from Financing Activities

During the nine months ended August 31, 2012, the Company received cash proceeds of $247,500 from five convertible promissory notes payable and $50,000 in debt offering expense from one convertible promissory note payable.  All of the notes are unsecured, convertible into the common stock of the Company, due interest at 8% per annum and have maturity dates between three and nine months from the dates of issuance.  During the nine months ended August 31, 2011, the Company received $949,932 from the issuance of convertible promissory notes payable.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of October, 2012.

NET SAVINGS LINK INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X