Form 10-K
period 2012-11-30
Net Savings Link, Inc.
filed 2013-03-19
CIK 1432176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2012

Commission File Number:   000-53346

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 14, 2013: $395,180.

At March 14, 2013, 766,633,114 shares of the registrant’s common stock were outstanding.

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

ITEM 1.        BUSINESS.

Our current business model has evolved to the aggregating and delivery of discounted services, products and deals that are supplied by our formidable merchant base. These discounted services are then packaged in the form of a savings certificate which offers substantial savings value to the end user or consumer, and are purchased in quantity by high volume retailers, and offered as an incentive to attract new customers and upgrade current customer sales.

Here is an example of how our savings certificates are used.

1)
An auto dealer buys 100 Savings Certificates for $15 each.  Each certificate provides the end user $1,000 in discounts, deals, and coupon savings on everyday items such as groceries, travel and shopping consumables, by using all the benefits provided at the Net Savings Link exclusive website.

2)	The auto dealer advertises “Test Drive One of Our Auto’s & receive a $1,000 Grocery Savings Certificate at the Grocery Store of Your Choice.
3)	A person would visit the auto dealership, test drive a car and subsequently receive a $1,000 Savings Certificate from the auto dealer.
4)
The holder of the certificate may toss out the certificate, put it in their desk, give it to a friend or go online to www.thesavingssystem.com, sign up for FREE, and begin using their savings benefits.

5)	They might go to the Grocery Section, find the grocery store at which they shop and select from the items on sale at their grocery store for the upcoming week.
6)
For example, let’s say their grocery store has Hellman’s Mayonnaise on sale with a “buy one at $4 and get a second one free”.  Their particular grocery store would never put out a coupon at the same time as the buy one – get one offer, nor would any of the other 139,000 grocery stores in the U.S.

7)
However, a recipient or holder of one of our savings certificates using our site could find a free Hellman’s mayonnaise coupon, or they could go to one of our recommended outside coupon clipping services and purchase coupons direct from the clipping service. Say, for example, they print two free 75 cent Hellman’s mayonnaise coupons.

8)
They would take the two coupons to their grocery store, buy the one jar of mayonnaise for $4, getting the second jar for free.  They would then hand the cashier the two $0.75 cent coupons, which in this case their grocery store doubles to $1.50 each.

9)	The shopper walks out of the store paying $1 for $8 worth of Hellman’s mayonnaise.
10)	The math: $4 for the first one, $0 for the second, two 75 cent coupons doubled to $1.50 each = $4 + $0 -$1.50 - $1.50 = $1.00 total spent.
11)	The holder of the certificate just saved $7.00.
12)	We believe that the holder of our $1,000 savings certificate can save $1,000 and more, in a year, using our system.

It’s simple, works in all 139,000 grocery stores including every Walmart, Target, Walgreen & CVS nationwide.

Thus, we have positioned ourselves in the multi-billion dollar premium and incentive marketplace where retailers spend billions each year for products such as our savings certificates to attract customers.

General

We were incorporated in the State of Nevada on February 21, 2007 and began doing business as a mining and exploration company.  During November 2010, we changed our business plan from mining and exploration to a membership based Internet Company that provides members with links to predominantly other 3rd party websites that offer savings and discount deals.

The membership model did not produce high volume sales, which led us to the development of a product that could be sold as a premium or incentive to large organizations who constantly require more customers and higher sales.

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

Offices

Our executive, marketing, customer service and administrative offices are located at 101 North Garden Avenue, Suite 240, Clearwater, Florida 33755.  We currently lease an aggregate of approximately 1,567 square feet under a month to month lease.   Although the current space is more than adequate for our current operational needs as well as in the foreseeable near term, there is additional space for expansion available within our current office building, as well as in multiple surrounding office buildings in the downtown Clearwater, Florida area.

Products

We offer premium and incentive certificates that provide denominations of $1,000 and $3,000 in aggregated savings, discounts and deals to the end user (see www.theperfectincentive.com for examples) and are sold as a premium incentive to businesses to promote their product or service.
The Savings Certificate can be employed as an incentive to generate additional prospects, a closing gift (gift with purchase), a referral gift (refer your friend and receive a membership free), and a value added gift to the club or union to justify payment or as an employee benefit (the employee saves money by using the membership that they received from their employer).

The price for the Savings Certificates average $15.00, depending on volume.

Customer Service

The redemption website for our Guaranteed Savings Certificates is located at www.thesavingssystem.com and customer service is offered at the website.   We provide email access to our customer service department with a commitment of prompt response time, and a guaranteed satisfactory resolution to any customer issue.  In addition, we provide a voice mail phone service 24/7 at 727-442-3200.

Revenue

Revenue is generated from selling our Savings Certificates to companies and organizations that use the membership as a premium or gift incentive.  For example, a potential customer could receive a Savings Certificate valued at $1000 in savings for test driving a car or for purchasing $1,000 worth of carpeting.  Or a Church or other organization wanting to raise money could offer a Savings Certificate for receiving a $30 donation.  In each case, Net Savings Link would receive an average of $15 per Savings Certificate sold.

Competition

There are thousands of companies that sell promotional offers or fund raising products.   The competition is intense.

Marketing

Net Savings Link calls known users of promotional incentives and or fund raising products and offers one or our Guaranteed Savings Certificates for the company or organization to try.  Visit our marketing website at www.theperfectincentive.com to see complete information.

Our Strategy

To call existing users of promotional products or fundraising products and offer our Guaranteed Savings Certificates as an alternative that out performs what they are currently using.  The potential customers know the market and they are completely educated on using gifts & incentives.  Our job is to put our product in front of as many potential users as possible.

Operations

Customer Service – minimal customer service is needed because the redemption website at www.thesavingssystem.com is user friendly.  Customer service can be reached via email 24 hours a day, 7 days a week or by leaving a voice mail.

Programming –  Our websites are set up so that our President can make any changes and maintain the website completely using a customized Administrative panel.

Sales – Sales are coordinated by our President calling know users of incentives and fund raising products.

Employees

We have no employees.  Our President handles all aspects of sales, programming and customer service.

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

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares of common stock are quoted on the Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”) under the symbol “NSAV”, the high and low bid information for our common stock has been as follows:

Fiscal Year – 2012		High Bid	Low Bid
Fourth Quarter:	9/01/12 to 11/30/12	$0.0045	$0.0004
Third Quarter:	6/01/12 to 8/31/12	$0.0290	$0.0022
Second Quarter:	3/01/12 to 5/31/12	$0.0700	$0.0101
First Quarter:	12/01/11 to 2/29/12	$0.0900	$0.0120

Fiscal Year – 2011		High Bid	Low Bid
Fourth Quarter:	9/01/11 to 11/30/11	$0.0850	$0.0310
Third Quarter:	6/01/11 to 8/31/11	$0.4448	$0.0510
Second Quarter:	3/01/11 to 5/31/11	$0.8800	$0.1480
First Quarter:	12/01/10 to 2/28/11	$0.7800	$0.0290

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

On November 4, 2010, the Company and its Board of Directors approved a 1.4:1 dividend of all issued and outstanding common shares. The effect of the dividend increased the number of issued and outstanding common shares from 77,400,000 shares to 185,760,000 shares. As at November 30, 2012 and November 30, 2011, we have 428,333,637 and 199,839,513, respectively shares issued and outstanding.

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

ITEM 6.        SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS - NOVEMBER 30, 2012 COMPARED TO NOVEMBER 30, 2011

Working Capital

	November 30,	November 30,
	2012	2011

Current Assets	$22,168	$177,723
Current Liabilities	363,179	77,381
Working Capital (Deficit)	$(341,011)	$100,342

Cash Flows

	For the Year Ended
	November 30,
	2012	2011
Cash Flows used in Operating Activities	$(393,792)	$(720,338)
Cash Flows used in Investing Activities	-	(76,237)
Cash Flows provided by Financing Activities	237,000	950,132
Net Increase (Decrease) in Cash During the Year	$(156,792)	$153,557

Income Statement

	For the Year Ended
	November 30,
	2012	2011
Revenues	$101,968	$5,032
Operating Loss	$960,867	$687,698
Total Other Expense	$292,016	$1,612,429
Net Loss	$1,252,883	$2,295,095

Balance Sheet

As at November 30, 2012, the Company had total assets of $96,913 compared with total assets of $280,739 as at November 30, 2011.  The assets are comprised of cash balances in the Company’s bank account, property and equipment and website development costs. The decrease is mainly attributed to a decrease in cash as a result of proceeds from debt financing received during the year ended November 30, 2011 being greater than proceeds from debt financing received during the year ended November 30, 2012.

The Company had total liabilities of $363,179 as at November 30, 2012 compared with $77,381 as at November 30, 2011.  The increase in total liabilities is mainly attributed to the increase of accrued wages payable to the Company’s officers and an increase in in convertible notes payable at November 30, 2012 not converted to common stock compared to November 30, 2011.

During the year ended November 30, 2012, the Company issued 202,136,981 shares of common stock to the holders of convertible promissory notes payable, converting principal of $156,800 and interest of $6,468.

During the year ended November 30, 2012, the Company issued 26,357,143 shares of common stock to consultants for services valued at $446,571.

During the year ended November 30, 2012, the Company issued 1,500,000 shares of Series A preferred stock to two of its officers and directors for a total of $2,500 in accrued wages.  Each share of Series A preferred stock has 1,000 votes. The Series A preferred stock and the common stock vote as a single class on all matters submitted to the stockholders.

Operating Revenues

During the year ended November 30, 2012, the Company received $101,968 in commissions revenue, compared to $5,032 in the same periods ended November 30, 2011.

Operating Expenses

During the year ended November 30, 2012, the Company incurred operating expenses totaling $1,062,835 compared with $687,698 for the year ended November 30, 2011.  The increase in operating expenses is attributed to an increase in overall operating activity as the Company had minimal operations during the same period in fiscal 2011, inclusive of $446,571 in common stock issued for services in fiscal 2012, compared to $44,800 in fiscal 2011.

Net Loss

During the year ended November 30, 2012, the Company incurred a net loss of $1,252,883 compared with a net loss of $2,295,095 for the year ended November 30, 2011.  The decrease in net loss was primarily due to a $3,704,814 mark-to-market loss on derivative in fiscal 2011, compared to a gain of $11,686 in fiscal 2012 and $981,112 in interest expense related to issuance of convertible debt at a discount in fiscal 2011 compared to $303,702 in fiscal 2012, partially offset by a $3,072,147 gain on extinguishment of debt in fiscal 2011 and an increase in common stock issued for services of $446,571 in fiscal 2012 compared to $44,800 in fiscal 2011 and an increase in revenues from $5,032 in fiscal 2011 compared to $101,968 in fiscal 2012.

Liquidity and Capital Resources

As at November 30, 2012, the Company had a cash balance of $18,131 and working capital deficit of $341,011 compared with a cash balance of $174,923 and a working capital surplus of $100,342 at November 30, 2011.  The decrease in working capital is mainly due to the receipt of $949,932 in cash from convertible promissory notes in fiscal 2011 compared to $297,500 in fiscal 2012, which were then converted to common stock, partially offset by $393,792 net cash used from operating activities in fiscal 2012 compared to 720,338 in fiscal 2011.

Cash Flows from Operating Activities

During the year ended November 30, 2012, the Company used $393,792 of cash flow from operating activities compared with use of $720,338 of cash flow during the year ended November 30, 2011.  The decrease in the use of cash flow from operating activities is mainly due to the increase in unpaid related party liabilities for the period as well as a decrease in overall operating expenses from fiscal 2011 when the Company expended more capital on start-up activities.

Cash Flows from Investing Activity

During the year ended November 30, 2012, the Company did not expend any money on capital purchases compared to $37,672 in the purchase of office equipment and $38,565 in development of its website during the same period in 2011.

Cash Flows from Financing Activities

During the year ended November 30, 2012, the Company received proceeds of $247,500 from six convertible promissory notes payable compared to $949,932 from the issuance of four convertible promissory notes payable in fiscal 2011.

RESULTS OF OPERATIONS - NOVEMBER 30, 2011 COMPARED TO NOVEMBER 30, 2010

Working Capital

	November 30,	November 30,
	2011	2010
Current Assets	$177,723	$21,366
Current Liabilities	77,381	178,476
Working Capital (Deficit)	$100,342	$(157,110)

Cash Flows

	For the Year Ended
	November 30,
	2011	2010
Cash Flows used in Operating Activities	$(720,338)	$(55,795)
Cash Flows used in Investing Activities	(76,237)	(40,000)
Cash Flows provided by Financing Activities	950,132	113,453
Net Increase in Cash During the Year	$153,557	$17,658

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

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Net Savings Link, Inc
Clearwater Beach, FL

We have audited the accompanying balance sheets of Net Savings Link, Inc (the “Company”) as of November 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2012 and 2011 and the related results of its operations and its cash flows for the years ended November 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas

March 18, 2013

Index to Financials

NET SAVINGS LINK, INC.
Balance Sheets

	November 30,	November 30,
ASSETS	2012	2011
Current assets
Cash	$18,131	$174,923
Other current assets	4,037	2,800
Total Current Assets	22,168	177,723

Property and equipment, net of accumulated depreciation of $19,887 and $7,329, respectively	17,785	30,343
Website development, net of accumulated amortization of $21,605 and $5,892, respectively	56,960	72,673

TOTAL ASSETS	$96,913	$280,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other liabilities	$48,281	$35,838
Due to related parties	128,255	41,543
Derivative liability	54,062	-
Convertible notes payable, net of debt discount of $8,119	132,581	-
Total Current Liabilities	363,179	77,381

Total Liabilities	363,179	77,381

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 1,500,000 and 0 shares issued and outstanding, respectively	15	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 428,333,637 and 199,839,513 shares issued and outstanding, Respectively	428,334	199,840
Additional paid-in capital	3,048,205	2,493,455
Accumulated deficit	(3,742,820)	(2,489,937)

Total Stockholders’ Equity (Deficit)	(266,266)	203,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,913	$280,739

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

NET SAVINGS LINK, INC.
Statements of Operations

	For the Year Ended
	November 30,
	2012	2011

REVENUES	$101,968	$5,032

OPERATING EXPENSES
Depreciation and amortization expense	28,270	13,221
Bad debt expense	25,000	-
General and administrative	1,009,565	674,477

Total Operating Expenses	1,062,835	687,698

OPERATING LOSS	(960,867)	(682,666)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative	11,686	(3,704,814)
Interest (expense)	(303,702)	(981,112)
Gain on extinguishment of debt	-	3,072,147
Other income	-	1,350

Total Other Income (Expense)	(292,016)	(1,612,429)

NET LOSS	$(1,252,883)	$(2,295,095)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	235,716,749	189,594,268

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

NET SAVINGS LINK, INC.
Statements of Cash Flows

	For the Year Ended
	November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,252,883)	$(2,295,095)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,270	13,221
Debt discount amortization	278,552	949,932
Debt offering cost amortization	9,263	-
Bad debt expense	25,000	-
(Gain) loss on derivative	(11,686)	3,704,814
Gain on extinguishment of debt	-	(3,072,147)
Common stock issued for services	446,571	44,800
Changes in operating assets and liabilities
Decrease in accounts receivable	(25,000)	-
Increase in other assets	-	(2,800)
Increase in accounts payable and accrued liabilities	21,409	41,630
Increase (decrease) in related party accounts payable	86,712	(104,693)
Net Cash Used in Operating Activities	(393,792)	(720,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(37,672)
Purchase of website development	-	(38,565)
Net Cash Used in Investing Activities	-	(76,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	247,500	949,932
Cash paid for debt offering costs	(10,500)	-
Common stock issued for cash	-	200
Net Cash Provided by Financing Activities	237,000	950,132

INCREASE IN CASH	(156,792)	153,557

CASH AT BEGINNING OF PERIOD	174,923	21,366

CASH AT END OF PERIOD	$18,131	$174,923
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Discount on convertible notes due to legal fees	$50,000	$-
Common stock issued for convertible notes and accrued interest	$163,268	$980,964
Derivative liability due to warrants	$38,825	$-
Discount on convertible notes payable from derivative instrument	$217,266	$949,932
Reclassification of derivative liability to additional paid in capital to note conversion	$190,340	$4,654,746
Debt discount for warrants	$19,405	$-
Preferred stock issued for settlement of accrued wages	$2,500	$-
Debt paid by related party contributed to capital	$-	$7,000

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

NET SAVINGS LINK, INC.
Statements of Stockholders’ Equity (Deficit)
Years ended November 30, 2012 and 2011

							Total
					Additional		Stockholders’
	Common Stock		Series A Preferred Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2010	185,760,000	$185,760	-	$-	$(108,028)	$(194,842)	$(117,110)

Common stock issued for debt and interest	13,079,513	13,080	-	-	967,884	-	980,964

Reclassification of derivative liability to additional paid-in capital	-	-	-	-	4,654,746	-	4,654,746

Gain on extinguishment of debt	-	-	-	-	(3,072,147)	-	(3,072,147)

Common stock issued for services	1,000,000	1,000	-	-	44,000	-	45,000

Contributed capital	-	-	-	-	7,000	-	7,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(2,295,095)	(2,295,095)

Balance, November 30, 2011	199,839,513	199,840	-	-	2,493,455	(2,489,937)	203,358

Preferred stock issued for settlement of accrued wages	-	-	1,500,000	15	2,485	-	2,500

Common stock issued for services	26,357,143	26,357			420,214		446,571

Common stock issued for debt and interest	202,136,981	202,137	-	-	(38,869)	-	163,268

Reclassification of derivative liability to additional paid-in capital	-	-	-	-	190,340	-	190,340

Warrants issued for debt discount	-	-	-	-	19,405	-	19,405

Reclassification of derivative liability from additional paid in capital	-	-	-	-	(38,825)	-	(38,825)

Net loss for the year ended November 30, 2012						(1,252,883)	(1,252,883)

Balance, November 30, 2012	428,333,637	$428,334	1,500,000	$15	$3,048,205	$(3,742,820)	$(266,266)

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

1.     Nature of Operations and Continuance of Business

Net Savings Link, Inc. (“NSL”, “the Company”, or “Company”) formerly known as Calibert Explorations, Ltd. was incorporated under the laws of the State of Nevada on February 21, 2007. NSL was organized to explore mineral properties in Canada; however, the Company decided to change its business strategy during fiscal year 2010 and on November 11, 2010, changed its name to Net Savings Link, Inc from Calibert Explorations, Ltd. to reflect their business objectives of being an online provider of discount offers and savings opportunities to the mass consumer market. This was achieved by doing a reverse merger with “Net Savings Link, Inc”, and Calibert Explorations, Ltd being the surviving entity.

NSL was considered a development stage company until the fourth quarter of fiscal year 2012, when it was determined that after placing its website and business plan into service during fiscal year 2011, it had now generated more than minimal revenues from operations and planned principal operations had commenced.

Going Concern

NSL’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of November 30, 2012, company has accumulated deficit of $3,742,820 and a working capital deficit of $341,011. All of these items raise substantial doubt about its ability to continue as a going concern.  Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL’s ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2012, NSL entered into several financing transactions (see Note 4). The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

There can be no assurance that NSL will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of NSL to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

c.	Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.

d.	Cash and Cash Equivalents
NSL considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2012 and 2011, NSL had no cash equivalents.

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
NSL computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. NSL had net losses as of November 30, 2012 and 2011, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

h.	Financial Instruments
ASC 820, Fair Value Measurements (ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on November 30, 2012:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$54,062	$54,062

i.	Revenue Recognition
NSL recognizes revenue from the sale of discount offers and savings to consumers in accordance with ASC 605, Revenue Recognition.   Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.  NSL’s contracts typically contain provisions for (1) sale of discount certificates (2) web-site design and (3) web-site maintenance.  NSL considers the web-site design and web-site maintenance to be inconsequential and perfunctory to the total arrangement and therefore recognized revenue upon delivery of the discount certificates.

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
NSL accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

NSL uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, NSL’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for NSL’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, NSL seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. NSL categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at November 30, 2012 and 2011, company had a $54,062 and $0 derivative liability, respectively.

m.	Share-Based Compensation
The Company accounts for share-based compensation to employees in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”) and share-based compensation to non-employees in accordance with ASC 505. These require the measurement and recognition of compensation expense for all share-based payment awards, including stock options based on the estimated fair values.

3.     Related Party Transactions

As of November 30, 2012, NSL owes $50,828 to the President and CEO of NSL for back due wages.

As of November 30, 2012, NSL owes $77,427 to the Vice President and director of NSL for back due wages.

4.     Convertible Promissory Notes Payable

Convertible Promissory Notes Payable

During the year ended November 30, 2011, NSL issued four Unsecured Convertible Promissory Notes (the “2011 Convertible Promissory Notes”) to the same entity in increments of $100,000, $499,952, $249,980 and $100,000, or a total of $949,932.  The 2011 Convertible Promissory Notes were unsecured, due two years from the date of issuance, accrued interest at 10% per annum and were convertible into shares of NSL’s common stock at any time at the option of the holder at fifty percent (50%) of the fair market value of one share of NSL’s common stock based on the lowest bid during the ten days prior to the conversion date.

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

During the year ended November 30, 2012, NSL issued four Unsecured Convertible Promissory Notes to Asher Enterprises, Inc., a Delaware corporation (“Asher”) (the “2012 Asher Convertible Promissory Notes”) in the amounts of $47,500, $37,500, $37,500 and $50,000, or a total of $172,500.  The 2012 Asher Convertible Promissory Notes are unsecured, due approximately nine months from the dates of issuance, accrued interest at 8% per annum and are convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at fifty eight percent (58%) of the fair market value of one share of NSL’s common stock based on the average of the three lowest bid prices of the Company’s common stock during the ten trading days prior to the conversion date.

During the year ended November 30, 2012, NSL issued two Unsecured Convertible Promissory Notes to Southridge Partners II, LP, a Delaware Limited Partnership (“Southridge”), a related party (the “2012 Southridge Convertible Promissory Notes”) in the amounts of $75,000 and $50,000, or a total of $125,000.  The 2012 Southridge Convertible Promissory Notes are unsecured, due approximately three and nine months, respectively, from the dates of issuance, accrued interest at 8% per annum and are convertible, at the option of the holder, into shares of NSL’s common stock. The note in the amount of $75,000 is convertible into common shares at maturity and the note in the amount of $50,000 is convertible into common shares after 180 days from issuance at fifty five percent (55%) and seventy percent (70%), respectively, of the fair market value of one share of NSL’s common stock based on the average of the two lowest bid prices of NSL’s common stock during the five trading days prior to the conversion date. NSL paid $50,000 in legal fees associated with the funding of $75,000 convertible notes, these fees have been recorded as debt discount and have been amortized monthly through November 30, 2012.

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

In addition to the $75,000 convertible note due to Southridge, NSL granted a stock warrant for 1,500,000 shares of its common stock with an exercise price of $0.05 per share on March 9, 2012. These warrants have a seven-year term and are fully vested on the grant date. On March 9, 2012, NSL determined the fair value of the warrants using the Black-Scholes pricing model for a total value of $86,100. The warrant has a relative fair market value of $19,405; this is accounted for as a discount on the convertible note. The discount was amortized over the life of loan (approx. 4 months) and was fully amortized as of November 30, 2012.

The fair value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Expected Term	7 years
Expected volatility	434.78%
Risk free interest rate	1.43%
Expected dividend yield	0.00%

The warrants weighted average remaining contractual life for warrants outstanding as of November 30, 2012 is approximately 6.3 years; the weighted average exercise price is $0.05. The intrinsic value of the warrants is $0.00.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversion options are deemed and classified as derivative liabilities and recorded at fair value.

A summary of changes in the above referenced convertible promissory notes payable for the year ended November 30, 2012 is as follows:

Beginning balance	$-
Issuance of notes payable	297,500
Less: debt discount from conversion options, warrants and fees	(286,671)
Add: amortization of discount	278,552
Less: conversions to common stock	(156,800)
Ending balance	$132,581

5.     Derivative Liabilities

NSL analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments embedded in the above referenced convertible promissory notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the above referenced convertible promissory notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of NSL’s common stock or other convertible instruments, the conversion price of the above referenced convertible promissory notes can be adjusted downward. Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes cannot be determined under this instrument, NSL cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments. The fair values of the instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the above referenced convertible promissory notes, $217,266 and $949,932 was recorded as debt discount and $44,356 and $2,548,259 was recorded as day one loss on derivative liability for the years ended November 30, 2012 and 2011, respectively.

During August 2011, the 2011 Convertible Promissory Notes were converted to common stock (see Note 5) and the related derivative liability was extinguished through a charge to paid-in capital.  During the year ended November 30, 2011, NSL recognized a total loss on derivative liability of $3,704,814.  During the year ended November 30, 2012, $156,800 of the 2012 Asher Convertible Promissory Notes and 2012 Southridge Convertible Promissory Notes were converted to common stock (see Note 5) and the related derivative liability was extinguished through a charge to paid-in capital.  During the year ended November 30, 2012, NSL recognized a total gain on derivative liability of $11,686.

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

NSL valued the 2011 conversion options derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) risk-free interest rates between 0.07% to 0.73%, (2) lives of between 1.75 and 2.0 years, (3) expected volatility of between 628% to 688%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Promissory notes, and (6) the common stock price of the underlying share on the valuation date.

NSL valued the 2012 conversion options derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) risk-free interest rates between 0.09% to 1.10%, (2) lives of between 0.27 and 0 years, (3) expected volatility of between 182% to 688%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Promissory notes, and (6) the common stock price of the underlying share on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2012:

Conversion option derivative liabilities November 30, 2011	$-
Addition of new conversion option derivatives	261,619

Reclassification of derivative liability to additional paid-in capital due to notes payable conversions	(190,340)
Reclassification of warrant derivative liability from additional paid-in capital	38,825
Change in fair value	(56,042)
Balance at November 30, 2012	$54,062

The following table summarizes the gain on derivative liabilities included in the statement of operations for the year ended November 30, 2012:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$44,356
Change in fair value	(56,042)

Gain on derivative liabilities	$(11,686)

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

Depreciation expense for the years ended November 30, 2012 and 2011 was $12,557 and $7,329, respectively.

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

Amortization expense for the years ended November 30, 2012 and 2011 was $15,713 and $5,892, respectively.

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of November 30, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$2,160,221	$2,489,937
Gain (loss) on derivative liability	11,686	(3,704,814)
Stock based compensation	(446,571)	-
Accretion expense	(278,552)	(949,932)
Gain on extinguishment of debt	-	3,072,147
Taxable loss	1,446,784	907,338

Deferred tax asset	$491,907	308,495
Valuation allowance	(491,907)	(308,495)
Net deferred tax asset	$-	$-

NSL had net operating losses of approximately $1,447,000 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9.     Lease Commitments

NSL has a lease agreement for office space which expired on October 31, 2011. During the year ending November 30, 2011, the Company paid $24,000 in rent expense. Per the lease agreement, NSL has 3 options to extend the lease for an additional six months. During November 2011, NSL exercised its option to extend the lease for six months terminating on April 30, 2012 and again in April 2012 for one more year through April 30, 2013, future contractual rent expense on the lease is as follows:

Amount
Year ending November 30, 2013	$8,624

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

10.   Equity

Common Stock

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

On September 24, 2012, the Company issued 8,571,429 shares of common stock for debt valued at $12,000, or $0.0014 per share.

On September 27, 2012, the Company issued 26,202,658 shares of common stock for debt valued at $25,950 and accrued interest of $2,152, or $0.0024 per share.

On October 8, 2012, the Company issued 10,410,959 shares of common stock for debt valued at $7,600, or $0.0012 per share.

On October 23, 2012, the Company issued 13,125,000 shares of common stock for debt valued at $6,300, or $0.0005 per share.

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

On November 5, 2012, the Company issued 21,234,388 shares of common stock for debt valued at $6,950 and accrued interest of $643, or $0.0004 per share.

On November 6, 2012, the Company issued 13,142,857 shares of common stock for debt valued at $4,600, or $0.0004 per share.

On November 12, 2012, the Company issued 13,103,448 shares of common stock for debt valued at $3,800, or $0.0003 per share.

On November 19, 2012, the Company issued 30,678,139 shares of common stock for debt valued at $9,050 and accrued interest of $230, or $0.0003 per share.

On November 27, 2012, the Company issued 26,929,570 shares of common stock for debt valued at $6,550 and accrued interest of $115, or $0.0002 per share.

During the year ended November 30, 2012, due to conversion of convertible notes payable into common stock, the company wrote-off $190,340 in derivative liability associated with these notes.

During the year ended November 30, 2012, the company recorded $38,825 in derivative liability due to the warrants issued in connection with convertible promissory note.

Series A Preferred Stock

During June 2012, NSL amended its articles of incorporation to include 100,000,000 shares of $0.0001 par value Series A Preferred Stock.  The Series A Preferred Stock has no dividend rights and in the event of liquidation, holders of Series A Preferred Stock will be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to Series A Preferred Stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution. Neither the sale, lease, or exchange of all or substantially all of our property and assets, nor any consolidation or merger, shall be deemed to be a liquidation.

On June 19, 2012, the Company issued a total of 300,000 shares of preferred stock for past due wages valued at $500, or $0.0017 per share.

On August 30, 2012, the Company issued a total of 1,200,000 shares of preferred stock for past due wages valued at $2,000, or $0.0017 per share.

11.   Subsequent Events

Subsequent to fiscal year ended November 30, 2012, NSL issued one promissory note for total proceeds of $42,500, accruing interest at 8% per annum, due November 4, 2013 and convertible after 180 days into NSL common stock at a discount of 41% of the then market price upon the date of conversion.

During December 2012, Southridge elected to convert $6,555 of principal and accrued interest of 2012 Southridge Convertible Promissory Notes into 39,726,443 shares of common stock at $0.00017 per share.

During January 2013, Southridge elected to convert $11,663 of principal and accrued interest of 2012 Southridge Convertible Promissory Notes into 42,301,121 shares of common stock at $0.0002 per share.

During January 2013, Southridge elected to convert $16,291 of principal and accrued interest of 2012 Southridge Convertible Promissory Notes into 53,853,730 shares of common stock at $0.0003 per share.

Index to Financials

NET SAVINGS LINK, INC.
Notes to the Financial Statements

During January 2013, Asher elected to convert $3,100 of 2012 Asher Convertible Promissory Notes into 10,689,655 shares of common stock at $0.0003 per share.

During January 2013, Asher elected to convert $100 principal and $1,500 accrued interest of 2012 Asher Convertible Promissory Notes into 5,517,241 shares of common stock at $0.0000 per share.

During January 2013, Asher elected to convert $5,100 of 2012 Asher Convertible Promissory Notes into 17,586,206 shares of common stock at $0.0002 per share.

During January 2013, Asher elected to convert $6,900 of 2012 Asher Convertible Promissory Notes into 23,793,103 shares of common stock at $0.0011 per share.

During January 2013, Asher elected to convert $5,400 of 2012 Asher Convertible Promissory Notes into 23,478,261 shares of common stock at $0.0009 per share.

During February 2013, Southridge elected to convert $11,857 of principal and accrued interest of 2012 Southridge Convertible Promissory Notes into 53,893,213 shares of common stock at $0.0002 per share.

During February 2013, Southridge elected to convert $7,249 of principal and accrued interest of 2012 Southridge Convertible Promissory Notes into 43,931,092 shares of common stock at $0.0002 per share.

During February 2013, Asher elected to convert $4,000 of 2012 Asher Convertible Promissory Notes into 23,529,412 shares of common stock at $0.0007 per share.

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

During the years ended November 30, 2010 and 2009 and through April 14, 2011 we have not had any disagreements with Jewett, Schwartz, Wolfe & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Jewett, Schwartz, Wolfe & Associates ‘s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended November 30, 2010 and 2009 and through April 14, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 14, 2011, we delivered a copy of this report to Jewett, Schwartz, Wolfe & Associates.  On May 6, 2011 Jewett, Schwartz, Wolfe & Associates issued its response.  Its response is set forth in our amended Form 8-K filed with the SEC on May 9, 2011.

New independent registered public accounting firm

On April 14, 2011, we engaged MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, Texas 77042 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with MaloneBailey, LLP on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted MaloneBailey, LLP with regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Malone & Bailey, P.C.  concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president’s lack of experience with his reporting and disclosure obligations, lack of proper segregation of duties due to limited personnel, a lack of formal review process that includes multiple levels of review, resulting in audit adjustments related to derivative account, accounting of the Company’s convertible debt instruments and conversions and bad debt.  Our president is committed to educating himself through seminars and consulting with attorneys to become fully knowledgeable with his obligations and becoming more involved in the formal review process of the calculation of derivatives from convertible debt instruments. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process

Limitations on the Effectiveness of Controls

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of November 30, 2012, the Company’s internal control over financial reporting was not effective based on those criteria in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The major reason for the foregoing was our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations.  In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.  We intend to define various roles and responsibilities related to this process.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our executive officers and directors and his age and titles are as follows:

Name	Age	Position
David Saltrelli	63	CEO, CFO, President, and Director

Peter Schuster	65	Secretary, Treasurer and Director

Jon Wallen	38	Director

Set forth below is a brief description of the background and business experience of our officers and directors:

David Saltrelli:  David Saltrelli holds a MBA from the Simon School of Business at the University of Rochester where he majored in Finance & Economics.  Mr. Saltrelli has served with the Investment Firms of Merrill Lynch and Prudential Bache.  Mr. Saltrelli later became a developer/marketer of Fractional Condominium Ownership as President of Pantra Investments.  He went on to build direct marketing companies that provided marketing services for many companies including direct mail programs and premium/incentive programs.  From August 2006 to January 2010 Mr. Saltrelli was in charge of sales at Awards & Incentives Inc., a web based marketing and sales company located in Clearwater Beach, Fl that developed and delivered electronic premiums and incentives to large commercial entities, organizations and affiliate groups requiring high volume lead generation and sales volume.  From November 2009 to present day, Mr. Saltrelli has been the President of Net Savings Link, Inc. and he handles all aspects of business, sales & reporting at the company.   Mr. Saltrelli has been a member of the Board of Directors since November 2009.

Peter Schuster:  Peter Schuster holds a Master’s Degree from the State University of New York. From 2006 to 2010, Mr. Schuster served as President of Awards and Incentives Inc., a web based marketing and sales company located in Clearwater Beach, Fl that developed and delivered electronic premiums and incentives to large commercial entities, organizations and affiliate groups requiring high volume lead generation and sales volume.  From 2002 to 2006, Mr. Schuster served as a Commercial Realtor focused specifically on the marketing, development, entitlement and sales of large commercial marina operations, commercial land sites targeted for high-rise mixed use development and conversion of existing hospitality properties to mixed and fractional commercial use.  From February 2010 to present day Mr. Schuster has served as the Secretary / Treasurer for Net Savings Link, Inc. where he handles all accounting, filings and planning for the company.  Mr. Schuster has been a member of the Board of Directors since February 2010.

Jon Wallen:  Since June 2012, Jon Wallen has been a member of our board of directors.  Since 2005, Mr. Wallen established and has been the sole owner of Wallen Web Services located in Defiance, Ohio, a provider of custom programming, Internet and web based development services to the business and IT community markets.  From 1997 to 2005, Mr. Wallen was an Independent Web Developer and Provider of Web Hosting Services Author of a popular open-source shopping cart application CF Shopkart.  From August 1993 to November 1997, he was in the United States Navy. His initial training in computer based skills and basic programming provided courtesy of the United States Navy. Mr. Wallen’s skills further developed with additional training and applied in various administrative staff support functions during four year tour of duty at the Naval Recruit Training Command Base, culminating in honorable discharge.

Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Saltrelli, Schuster and Wallen have not been the subject of the following events:

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “reporting persons”), to file reports of ownership and changes in ownership with the SEC. Reporting persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us for the period ending November 30, 2012, other than as described below, no other reports were required for those persons other than Jon Wallen who was required to file a Form 3 when he was appointed to the board of directors on June 19, 2102.  As of the date of this report Mr. Wallen has not filed a Form 3 and is delinquent with respect to such filing.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, for the last three fiscal years. Our fiscal year end is November 30.

Summary Compensation Table
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name &				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

David Saltrelli	2012	72,997	0	0	0	0	0	0	72,997
CEO, CFO, President	2011	96,000	0	0	0	0	0	0	96,000
	2010	73,118	0	0	0	0	0	0	73,118

Peter Schuster	2012	48,000	0	0	0	0	0	0	48,000
Secretary & Treasurer	2011	96,000	0	0	0	0	0	0	96,000
	2010	73,118	0	0	0	0	0	0	73,118

Outstanding Equity Awards at Fiscal Year End

As at our year ended November 30, 2012, we did not have any outstanding equity awards and have not had any since our inception.

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

Directors Information

The following table sets forth information with respect to compensation paid by us to our directors during the 2012 completed fiscal year. Our fiscal year end is November 30.

Directors’ Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

David Saltrelli	0	0	0	0	0	0	0
Peter Schuster	0	0	0	0	0	0	0
Jon Wallen	0	0	0	0	0	0	0

All compensation received by our directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

We have no plans to pay any salaries to anyone until sufficient financing is available.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our officers, directors, both individually and as a group, and the beneficial owners of 5% or more of our total outstanding shares on February 28, 2013. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of	Number of	Percentage of
Beneficial Owner	Common Shares	Ownership	Preferred Shares	Ownership

David Saltrelli	54,000,000	7.04%	750,000	50.00%

Peter Schuster	54,000,000	7.04%	750,000	50.00%

Jon Wallen	0	0.00%	0	0.00%

All officers and directors as a group (3 individuals)	108,000,000	14.08%	1,500,000	100.00%

On August 6, 2012, we filed a Certificate of Designation with the Nevada Secretary of State, which designated 100,000,000 shares of preferred stock as “Series A Preferred Stock”.  Each share of Series A Preferred Stock has 1,000 votes.  During August 2012, we issued a total of 1,500,000 shares of Series A Preferred Stock to Messrs. Saltrelli and Schuster. Accordingly, with 766,633,114 shares of common stock outstanding as of March 15, 2013, Messrs. Saltrelli and Schuster have 1,608,000,000 votes on any issued presented to the shareholders and accordingly have the ability to control the outcome of any issue presented to shareholders.  The Company shall not, without the affirmative vote or written consent of the holders of at least a majority of the outstanding Series A Preferred Stock (i) authorize or create any additional series of stock ranking prior to or on a parity with the Series A Preferred Stock as to dividends, voting rights, or the distribution of assets upon liquidation, or (ii) change any of the rights, privileges or preferences of the Series A Preferred Stock.  Further, the holders of the Series A Preferred Stock and the Company’s common stock shall vote as a single class on all matters submitted to stockholders, subject to the common shares having 1 vote per share and the Series A Preferred shares, each having 1,000 votes per share.

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

	Year Ended November 30, 2012	Year Ended November 30, 2011
Audit Fees	$35,000	$18,750
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$35,000	$18,750

PART IV

ITEM 15.      EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

23.1	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2013.

NET SAVINGS LINK, INC.

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal	March 15, 2013
David Saltrelli	Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board	March 15, 2013
Peter Schuster	of Directors

JON WALLEN	Member of the Board of Directors	March 15, 2013
Jon Wallen

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

23.1	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X