Form 10-Q
period 2013-02-28
Net Savings Link, Inc.
filed 2013-04-22
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

101 North Garden Avenue, Suite 240
Clearwater, FL   33755
(Address of principal executive offices)

(727) 442-2600
(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2013, there were 842,368,408 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
Balance Sheets
(Unaudited)

	February 28, 2013	November 30, 2012
ASSETS

Current assets
Cash	$10,049	$18,131
Other current assets	2,926	4,037

Total Current Assets	12,975	22,168

Property and equipment, net of accumulated depreciation of $23,026 and $19,887, respectively	14,646	17,785
Website development, net of accumulated amortization of $25,534 and $21,605, respectively	53,031	56,960

TOTAL ASSETS	$80,652	$96,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$52,290	$48,281
Due to related parties	176,255	128,255
Derivative liabilities	27,488	54,062
Convertible notes payable, net of debt discount of $3,158 and $8,119, respectively	62,942	132,581

Total Current Liabilities	318,975	363,179

STOCKHOLDERS’ EQUITY(DEFICIT)
Series A Preferred Stock, $0.0001 par value, 1000,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	15	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 766,633,114 and 428,333,637 shares issued and outstanding, respectively	766,633	428,334
Additional paid-in capital	2,914,621	3,048,205
Accumulated deficit	(3,919,592)	(3,742,820)

Total Stockholders’ Equity (deficit)	(238,323)	(266,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,652	$96,913

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Operations
(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012

REVENUES	$6,066	$17,019

OPERATING EXPENSES
Depreciation and amortization	7,068	7,068
General and administrative	68,753	234,487

Total Operating Expenses	75,821	241,555

OPERATING LOSS	(69,755)	(224,536)

OTHER INCOME (EXPENSE)
Loss on derivative	(48,458)	-
Interest expense	(58,559)	(1,287)

Total Other Income (Expense)	(107,017)	(1,287)

NET LOSS	$(176,772)	$(225,823)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	575,443,855	200,784,568

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(176,772)	$(225,823)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,068	7,068
Debt discount amortization	54,961	-
Debt offering cost amortization	1,171	548
Loss on derivative	48,458	-
Common stock issued for services	-	66,000
Changes in operating assets and liabilities
(Increase) decrease in other assets	(61)	-
Increase in accounts payable and accrued liabilities	9,093	4,514
Increase (decrease) in related party accounts payable	48,000	15,550
Net Cash Used in Operating Activities	(8,082)	(132,143)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	-	85,000
Cash paid for debt offering costs	-	(5,000)
Net Cash Provided by Financing Activities	-	80,000

INCREASE (DECREASE) IN CASH	(8,082)	(52,143)

CASH AT BEGINNING OF PERIOD	18,131	174,923

CASH AT END OF PERIOD	$10,049	$122,780

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and accrued interest	$79,684	$-
Discount on convertible notes payable from derivative instrument	$50,000	$-
Settlement of derivative liability to additional paid-in capital	$125,032	$-

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

1.     Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by Net Savings Link, Inc. (“NSL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2012, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.     Going Concern

NSL’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of February 28, 2013, company has accumulated deficit of $3,919,592 and a working capital deficit of $306,000. All of these items raise substantial doubt about its ability to continue as a going concern.  Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL’s ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2012, NSL entered into several financing transactions and NSL plans to continue to try to raise funds in fiscal 2013. The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

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

3.     Related Party Transactions

As of February 28, 2013 and November 30, 2012, the Company owed $74,828 and $50,828, respectively, to the President and CEO of the Company for back due wages.

As of February 28, 2013 and November 30, 2012, the Company owed $101,427 and $77,427, respectively, to the Vice President and director of the Company for back due wages.

4.     Convertible Promissory Notes Payable

During the three months ended February 28, 2013, holders of three Convertible Promissory Notes elected to convert a total of $74,600 in principal and $5,084 in interest into 338,299,477 shares of the Company’s common stock at an average conversion price of $0.0002 per share.

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

During the three months ended February 28, 2013, a Convertible Promissory Note became convertible into shares of the Company’s common stock. The fair value of the conversion option was determined to be $64,739 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $50,000 was recorded as debt discount, $64,739 was recorded as day one derivative liability and $14,739 was recorded as day one loss on derivative liability.

During the three months ended February 28, 2013, $74,600 in principal amounts of Convertible Promissory Notes were converted into common stock (see Notes 4 and 6), $125,032 in related derivative liability was extinguished through a charge to paid-in capital and $33,179 was recorded as a net loss on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2013:

Derivative liabilities November 30, 2012	$54,062
Addition of new derivative	64,739
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(125,032)
Losses on change in fair value	33,719
Balance at February 28, 2013	$27,488

The following table summarizes the loss on derivative liabilities included in the income statement for the three months ended February 28, 2013:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$14,739
Losses on change in fair value	33,719
Loss on derivative liabilities	$48,458

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended February 28, 2013 include (1) risk-free interest rates between 0.11% to 1.06%, (2) lives of between 0 and 6 years, (3) expected volatility of between 74% to 837%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

6.     Common Stock

On December 12, 2012, the Company issued 39,726,443 shares of common stock for $3,585 of debt and $2,970 of accrued interest, or $0.0002 per share.

On January 7, 2013, the Company issued 10,689,655 shares of common stock for $3,100 of debt, or $0.0003 per share.

On January 10, 2013, the Company issued 23,103,447 shares of common stock for $5,200 of debt and $1,500 of accrued interest, or $0.0003 per share.

On January 13, 2013, the Company issued 42,301,121 shares of common stock for $11,315 of debt and $318 of accrued interest, or $0.0003 per share.

On January 15, 2013, the Company issued 23,793,103 shares of common stock for $6,900 of debt, or $0.0003 per share.

On January 16, 2013, the Company issued 53,853,730 shares of common stock for $16,225 of debt and $66 of accrued interest, or $0.0003 per share.

On January 29, 2013, the Company issued 53,893,213 shares of common stock for $11,725 of debt and $132 of accrued interest, or $0.0002 per share.

On January 30, 2013, the Company issued 23,478,261 shares of common stock for $5,400 of debt, or $0.0002 per share.

On February 13, 2013, the Company issued 43,931,092 shares of common stock for $7,150 of debt and $98 of accrued interest, or $0.0002 per share.

On February 20, 2013, the Company issued 23,529,412 shares of common stock for $4,000 of debt, or $0.0002 per share.

7.     Financial Instruments

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on February 28, 2013:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$27,488	$27,488

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on November 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$54,062	$54,062

8.     Subsequent Events

Convertible Notes Payable

On March 8, 2013, the Company received funding from an Unsecured Convertible Promissory Note in the amount of $42,500.  The Convertible Promissory Note is unsecured, due November 4, 2013, accrued interest at 8% per annum and is convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at forty one percent (41%) of the fair market value of one share of the Company’s common stock based on the average of the three lowest bid prices of the Company’s common stock during the ten trading days prior to the conversion date.

On April 8, 2013, the Company received funding from a Unsecured Convertible Promissory Note in the amount of $10,900.  The Convertible Promissory Note is unsecured, due January 10, 2014 accrued interest at 8% per annum and is convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at thirty five percent (35%) of the fair market value of one share of the Company’s common stock based on the average of the two lowest bid prices of the Company’s common stock during the ninety trading days prior to the conversion date.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversation options, once available, will be deemed and classified as derivative liabilities and recorded at fair value.

Common Stock

During March 2013, the Company issued 38,235,294 shares of common stock for conversion of $6,500 of a Convertible Promissory Note, or $0.00017 per share.

During April 2013, the Company issued 37,500,000 shares of common stock for conversion of $4,500 of a Convertible Promissory Note, or $0.00012 per share,

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

RESULTS OF OPERATIONS

Working Capital

	February 28,	November 30,
	2013	2012
Current Assets	$12,975	$22,168
Current Liabilities	318,975	363,179
Working Capital (Deficit)	$(306,000)	$(341,011)

Cash Flows

	Three months ended	Three months ended
	February 28, 2013	February 29, 2012
Cash Flows Used in Operating Activities	$(8,082)	$(132,143)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	80,000
Net Increase (Decrease) in Cash During Period	$(8,082)	$(52,143)

Balance Sheet

As at February 28, 2013, the Company had total assets of $80,652 compared with total assets of $96,913 as at November 30, 2012.  The assets are mainly comprised of cash balances in the Company’s bank account and website development costs.

The Company had total liabilities of $318,975 at February 28, 2013 compared with $363,179 as at November 30, 2012.  The decrease in total liabilities is mainly attributed to the conversion of $74,600 in convertible promissory notes, partially offset by a $48,000 increase in accrued wages.

Operating Revenues

During the three months ended February 28, 2013, the Company received $6,066 in revenue, compared to $17,019 of revenue in the same period ended February 29, 2012.

Operating Expenses

During the three months ended February 28, 2013, the Company incurred operating expenses totaling $75,820 compared with $241,555 for the three months ended February 29, 2012.  The decrease in operating expenses is mainly attributed to a decrease in expense from the issuance of common stock for services of $66,000, a reduction of website related maintenance expense of approximately $27,480 and a reduction in advertising and promotional expense of approximately $26,000, as well as a reduction in overall operating activity as the Company seeks to minimize expenditures.

Net Loss

During the three months ended February 28, 2013, the Company realized net loss of $176,772 compared with a net loss of $225,823 for the three months ended February 29, 2012.  The decrease in net loss was primarily due to a decrease in operational costs as discussed above; partially offset by increases of approximately $48,500 in losses on derivative and $57,200 in interest expense for the three months ended February 28, 2013 compared to the three months ended February 29, 2012.

Liquidity and Capital Resources

As at February 28, 2013, the Company had a cash balance of $10,049 and a working capital deficit of $306,000 compared with a cash balance of $18,131 and working capital deficit of $341,011at November 30, 2012.  The increase in working capital is mainly due to a decrease in total liabilities as a result of the conversion of $74,600 in convertible promissory notes during the three months ended February 28, 2013, partially offset by an approximately $8,000 decrease in cash and $48,000 increase in accrued wages during the three months ended February 28, 2013.

Cash Flows from Operating Activities

During the three months ended February 28, 2013, the Company used $8,082 of cash flow from operating activities compared with use of $132,143 of cash flow during the three months ended February 29, 2012.  The decrease in the use of cash flow for operating activities is mainly due to a reduction of net loss of approximately $49,000 as a result of decreases in spending on promotion and website maintenance and operating expenses during the three months ended February 28, 2013, compared to the three months ended February 29, 2012.

Cash Flows from Investing Activity

The Company did not have any investing activities during the three month periods ending February 29, 2012 and February 28, 2011.

Cash Flows from Financing Activities

The Company did not have any financing activities during the three months ended February 28, 2013.  During the three months ended February 29, 2012, the Company received proceeds of $85,000 from two convertible promissory notes payable, which were unsecured, convertible into the common stock of the Company, due interest at 8% per annum and have maturity dates approximately nine months from the dates of issuance.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president’s lack of experience with his reporting and disclosure obligations lack of proper segregation of duties due to limited personnel, and a lack of formal review process that includes multiple levels of review, resulting in audit adjustments related to the derivative liability account, accounting of the Company’s convertible debt instuments and conversions and bad debt.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of April, 2013.

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