Form 10-Q
period 2013-05-31
Net Savings Link, Inc.
filed 2013-07-22
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

140 Island Way, Suite 280
Clearwater, FL   33755
(Address of principal executive offices)

(727) 754-6795
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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 20, 2013, there were 58,935,684 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	May 31, 2013	November 30, 2012
ASSETS

Current assets
Cash	$9,043	$18,131
Other current assets	3,452	4,037

Total Current Assets	12,495	22,168

Property and equipment, net of accumulated depreciation of $26,165 and $19,887, respectively	11,507	17,785
Website development, net of accumulated amortization of $29,462 and $21,605, respectively	49,103	56,960

TOTAL ASSETS	$73,105	$96,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$62,677	$48,281
Due to related parties	224,255	128,255
Derivative liabilities	42,278	54,062
Convertible notes payable, net of debt discount of $0and $8,119, respectively	103,500	132,581

Total Current Liabilities	432,710	363,179

STOCKHOLDERS’ EQUITY(DEFICIT)
Series A Preferred Stock, $0.0001 par value, 1000,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	15	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 58,935,684 and 28,555,576 shares issued and outstanding, respectively	58,936	28,556
Additional paid-in capital	3,650,217	3,447,983
Accumulated deficit	(4,068,773)	(3,742,820)

Total Stockholders’ Equity (deficit)	(359,605)	(266,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$73,105	$96,913

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended May 31		Six Months Ended May 31,
	2013	2012	2013	2012

REVENUES	$11,126	$40,703	$17,192	$57,722

OPERATING EXPENSES
Depreciation and amortization expense	7,067	7,067	14,135	14,135
General and administrative	118,433	380,819	187,186	615,306

Total Operating Expenses	125,500	387,886	201,321	629,441

OPERATING LOSS	(114,374)	(347,183)	(184,129)	(571,719)

OTHER INCOME (EXPENSE)
Loss on derivative	(26,588)	-	(75,146)	-
Interest expense	(8,119)	(45,999)	(66,678)	(47,286)
Total Other Income (Expense)	(34,807)	(45,999)	(141,824)	(47,286)

NET LOSS	$(149,181)	$(393,182)	$(325,953)	$(619,005)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.03)	$(0.01)	$(0.05)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,884,567	13,662,489	47,220,019	13,524,820

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,953)	$(619,005)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,135	14,136
Debt discount amortization	58,119	44,248
Debt offering cost amortization	2,204	2,883
Loss on derivative	75 ,146	-
Common stock issued for services	-	284,571
Changes in operating assets and liabilities
Increase in accounts receivable	(61)	(25,000)
Decrease (increase) in prepaid and other assets	941	(1,442)
Increase in accounts payable and accrued liabilities	19,481	6,183
Increase in related party accounts payable	96,000	17,109
Net Cash Used in Operating Activities	(59,988)	(276,317)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	53,400	197,500
Cash paid for debt offering costs	(2,500)	(7,500)
Net Cash Provided by Financing Activities	50,900	190,000

INCREASE (DECREASE) IN CASH	(9,088)	(86,317)

CASH AT BEGINNING OF PERIOD	18,131	174,923

CASH AT END OF PERIOD	$9,043	$88,606

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Discount on convertible notes due to legal fees	$-	$50,000
Common stock issued for convertible notes and accrued interest	$95,683	$-
Discount on convertible notes payable from derivative instrument	$50,000	$-
Reclass of derivative to additional paid-in capital from debt conversion	$136,930	$-
Debt discount for warrants	$-	$19,405

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

2.    Going Concern

NSL’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of May 31, 2013, company has accumulated deficit of $4,068,773 and a working capital deficit of $420,215. All of these items raise substantial doubt about its ability to continue as a going concern.  Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL’s ability to continue as a going concern are as follows:

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

3.    Related Party Transactions

As of May 31, 2013 and November 30, 2012, the Company owed $98,828 and $50,828, respectively, to the President and CEO of the Company for back due wages.

As of May 31, 2013 and November 30, 2012, the Company owed $125,427 and $77,427, respectively, to the Vice President and director of the Company for back due wages.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

4.    Convertible Promissory Notes Payable

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

During the six months ended May 31, 2013, holders of three Convertible Promissory Notes elected to convert a total of $90,600 in principal and $5,083 in interest into 30,380,108 shares of the Company’s common stock at an average conversion price of $0.003 per share.

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

During the six months ended May 31, 2013, a Convertible Promissory Note became convertible into shares of the Company’s common stock. The fair value of the conversion option was determined to be $64,739 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $50,000 was recorded as debt discount, $64,739 was recorded as day one derivative liability and $14,739 was recorded as day one loss on derivative liability.

During the six months ended May 31, 2013, $90,600 in principal and $5,083 in accrued interest amounts of Convertible Promissory Notes were converted into common stock (see Notes 4 and 6), $136,930 in related derivative liability was extinguished through a charge to paid-in capital and $75,146 was recorded as a net loss on mark-to-market of the conversion options and warrants.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

5.    Derivative Liabilities - continued

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2013:

Derivative liabilities November 30, 2012	$54,062
Addition of new derivative	64,739
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(136,930)
Losses on change in fair value	60,407
Balance at May 31, 2013	$42,278

The following table summarizes the loss on derivative liabilities included in the income statement for the three months ended May 31, 2013:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$83,716
Day-one loss on addition of new derivative	14,739
Gains on change in fair value	(23,309)
Loss on derivative liabilities	$75,146

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended May 31, 2013 include (1) risk-free interest rates between 0.11% to 1.06%, (2) lives of between 0 and 6 years, (3) expected volatility of between 74% to 837%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

6.    Common Stock

Common Stock Reverse Split
Effective March 15, 2013, the Company executed at 15-for-1 reverse split of its common stock.  The effect of the reverse split has been shown retrospectively for all references to issuances of common stock in the financial statements and these footnotes.

Common Stock Issuances
On December 12, 2012, the Company issued 2,648,430 shares of common stock for $3,585 of debt and $2,970 of accrued interest, or $0.0025 per share.

On January 7, 2013, the Company issued 712,644 shares of common stock for $3,100 of debt, or $0.0043 per share.

On January 10, 2013, the Company issued 1,540,231 shares of common stock for $5,200 of debt and $1,500 of accrued interest, or $0.0043 per share.

On January 13, 2013, the Company issued 2,820,075 shares of common stock for $11,315 of debt and $318 of accrued interest, or $0.0043 per share.

On January 15, 2013, the Company issued 1,586,207 shares of common stock for $6,900 of debt, or $0.0041 per share.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

6.    Common Stock - continued

On January 16, 2013, the Company issued 3,590,249 shares of common stock for $16,225 of debt and $66 of accrued interest, or $0.0043 per share.

On January 29, 2013, the Company issued 3,592,881 shares of common stock for $11,725 of debt and $132 of accrued interest, or $0.0033 per share.

On January 30, 2013, the Company issued 1,565,218 shares of common stock for $5,400 of debt, or $0.0034 per share.

On February 13, 2013, the Company issued 2,928,740 shares of common stock for $7,150 of debt and $98 of accrued interest, or $0.0025 per share.

On February 20, 2013, the Company issued 1,568,628 shares of common stock for $4,000 of debt, or $0.0025 per share.

On March 20, 2013, the Company issued 2,549,027 shares of common stock for $6,500 of debt, or $0.0026 per share.

On April 2, 2013, the Company issued 2,500,000 shares of common stock for $4,500 of debt, or $0.0018 per share.

On April 22, 2013, the Company issued 2,777,778 shares of common stock for $5,000 of debt, or $0.0018 per share.

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

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

7.    Financial Instruments - continued

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on May 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$42,278	$42,278

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on November 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$54,062	$54,062

8.    Subsequent Events

On June 13, 2013, the Company issued 1,454,545 shares of common stock for $100 of debt, or $0.0011 per share.

On June 13, 2013, the Company issued 1,454,545 shares of common stock for $1,600 of debt, or $0.0011 per share.

On June 21, 2013, the Company issued 2,933,333 shares of common stock for the conversion of debt.

On July 8, 2013, the Company issued 3,000,000 shares of common stock for $3,600 of debt, or $0.0012 per share.

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

RESULTS OF OPERATIONS

Working Capital

	May 31,	November 30,
	2013	2012
Current Assets	$12,495	$22,168
Current Liabilities	432,710	363,179
Working Capital (Deficit)	$(420,215)	$(341,011)

Cash Flows

	Six months ended	Six months ended
	May 31, 2013	May 31, 2012
Cash Flows Used in Operating Activities	$(59,988)	$(276,317)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	50,900	190,000
Net Increase (Decrease) in Cash During Period	$(9,088)	$(86,317)

Balance Sheet

As at May 31, 2013, the Company had total assets of $73,105 compared with total assets of $96,913 as at November 30, 2012.  The assets are mainly comprised of cash balances in the Company’s bank account and website development costs.

The Company had total liabilities of $432,710 at May 31, 2013 compared with $363,179 as at November 30, 2012.  The decrease in total liabilities is mainly attributed to the conversion of $90,600 in convertible promissory notes, partially offset by a $96,000 increase in accrued wages.

Operating Revenues

During the six months ended May 31, 2013, the Company received $17,192 in revenue, compared to $57,722 of revenue in the same period ended May 31, 2012.

Operating Expenses

During the six months ended May 31, 2013, the Company incurred operating expenses totaling $201,321 compared with $629,441 for the six months ended May 31, 2012.  The decrease in operating expenses is mainly attributed to a decrease in expense from the issuance of common stock for services of $66,000, a reduction of website related maintenance expense of approximately $42,105, a reduction in advertising and promotional expense of approximately $260,158, and a reduction in professional fees of approximately $72,476 as well as a reduction in overall operating activity as the Company seeks to minimize expenditures.

Net Loss

During the six months ended May 31, 2013, the Company realized net loss of $325,952 compared with a net loss of $619,005 for the six months ended February 29, 2012.  The decrease in net loss was primarily due to a decrease in operational costs as discussed above; partially offset by increases of approximately $75,146 in losses on derivative and $28,851 in interest expense for the six months ended May 31, 2013 compared to the six months ended February 29, 2012.

Liquidity and Capital Resources

As at May 31, 2013, the Company had a cash balance of $9,043 and a working capital deficit of $420,215 compared with a cash balance of $18,131 and working capital deficit of $341,011 at November 30, 2012.  The increase in working capital is mainly due to a decrease in total liabilities as a result of the conversion of $90,600 in convertible promissory notes during the six months ended May 31, 2013, partially offset by an approximately $9,088 decrease in cash and $96,000 increase in accrued wages during the six months ended May 31, 2013.

Cash Flows from Operating Activities

During the six months ended May 31, 2013, the Company used $59,988 of cash flow from operating activities compared with use of $276,317 of cash flow during the six months ended May 31, 2012.  The decrease in the use of cash flow for operating activities is mainly due to a reduction of net loss of approximately $293,053, partially offset by a reduction of the increase in liabilities of approximately $117,812, and as a result of decreases in spending on promotion and website maintenance and operating expenses during the three months ended May 31, 2013, compared to the six months ended May 31, 2012.

Cash Flows from Investing Activity

The Company did not have any investing activities during the six month periods ending May 31, 2013 and 2012.

Cash Flows from Financing Activities

During the six months ended May 31, 2013, the Company received proceeds of $53,400, during the six months ended May 31, 2012, the Company received proceeds of $197,500 from the issuance of convertible promissory notes payable, which were unsecured, convertible into the common stock of the Company, due interest at 8% per annum and have maturity dates approximately nine months from the dates of issuance.

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

ITEM 4.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president’s lack of experience with his reporting and disclosure obligations, lack of proper segregation of duties due to limited personnel, and a lack of formal review process that includes multiple levels of review, resulting in audit adjustments related to the derivative liability account, accounting of the Company’s convertible debt instruments and conversions and bad debt.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                 EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of July, 2013.

NET SAVINGS LINK INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.