Form 10-Q
period 2013-08-31
Net Savings Link, Inc.
filed 2013-10-18
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

140 Island Way, Suite 280
Clearwater, FL   33767
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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 18, 2013, there were 94,519,10 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
Balance Sheets
(Unaudited)

	August 31,	November 30,
ASSETS	2013	2012
Current assets
Cash	$6,753	$18,131
Prepaid expenses and other current assets	2,864	4,037

Total Current Assets	9,617	22,168

Property and equipment, net of accumulated depreciation of $29,305 and $19,887, respectively	8,368	17,785
Website development, net of accumulated amortization of $33,390 and $21,605, respectively	45,175	56,960

Total Assets	$63,160	$96,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and other liabilities	$43,005	$48,281
Due to related parties	272,255	128,255
Derivative liability	23,358	54,062
Convertible notes payable, net of debt discount of $0 and $8,119, respectively	129,050	132,581

Total Current Liabilities	467,668	363,179

STOCKHOLDERS’ DEFICIT

Series A Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	15	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 80,614,053 and 28,555,576 shares issued and outstanding, respectively	80,614	28,556
Additional paid-in capital	3,659,787	3,447,983
Accumulated deficit	(4,144,924)	(3,742,820)

Total Stockholders’ Deficit	(404,508)	(266,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFECIT	$63,160	$96,913

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2013	2012	2013	2012

REVENUES	$-	$15,912	$17,192	$73,634

OPERATING EXPENSES
Depreciation and amortization expense	7,068	7,067	21,203	21,203
General and administrative	62,129	281,752	249,315	897,057

Total Operating Expenses	69,197	288,819	270,518	918,260

OPERATING LOSS	(69,197)	(272,907)	(253,326)	(844,626)

OTHER INCOME (EXPENSE)
Income (loss) on derivative	621	6,945	(74,525)	6,945
Interest expense	(7,575)	(134,284)	(74,253)	(181,570)

Total Other Income (Expense)	(6,954)	(127,339)	(148,778)	(174,625)

NET LOSS	$(76,151)	$(400,246)	$(402,104)	$(1,019,251)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.03)	$(0.01)	$(0.07)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	69,223,279	14,869,864	54,611,333	13,776,297

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended August 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(402,104)	$(1,019,251)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,203	21,203
Debt discount amortization	58,119	186,547
Debt offering cost amortization	3,933	6,781
Loss on derivative	74,525	(6,945)
Common stock issued for services	-	446,571
Changes in operating assets and liabilities:
Increase in accounts receivable	(61)	(25,000)
(Increase) decrease in prepaid and other assets	2,799	(1,444)
Increase (decrease) in accounts payable and accrued liabilities	1,308	(898)
Increase in related party accounts payable	144,000	53,109
Net Cash Used in Operating Activities	(96,278)	(339,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	90,400	247,500
Cash paid for debt offering costs	(5,500)	(10,500)
Net Cash Provided by Financing Activities	84,900	237,000

DECREASE IN CASH	(11,378)	(102,327)

CASH AT BEGINNING OF PERIOD	18,131	174,923

CASH AT END OF PERIOD	$6,753	$72,596

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and interest	$108,634	$77,329
Discount on convertible notes payable from derivative instrument	$50,000	$182,006
Reclass of derivative to additional paid-in capital from debt conversion	$155,229	$81,667
Discount on convertible notes due to legal fees	$-	$50,000
Derivative liability due to warrants	$-	$38,825
Debt discount for warrants	$-	$19,405
Preferred stock issued for related party receivable	$-	$2,500

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

2.    Going Concern

NSL’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of August 31, 2013, company has accumulated deficit of $4,144,924 and a working capital deficit of $458,051. All of these items raise substantial doubt about its ability to continue as a going concern.  Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL’s ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2012, NSL entered into several financing transactions and continues to try to raise funds in fiscal 2013. The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

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

3.    Related Party Transactions

As of August 31, 2013 and November 30, 2012, the Company owed $122,828 and $50,828, respectively, to the President and CEO of the Company for back due wages.

As of August 31, 2013 and November 30, 2012, the Company owed $149,427 and $77,427, respectively, to the Vice President and director of the Company for back due wages.

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

On June 25, 2013, the Company received funding from a Unsecured Convertible Promissory Note in the amount of $37,000.  The Convertible Promissory Note is unsecured, due March 27, 2014 accrued interest at 8% per annum and is convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at thirty five percent (35%) of the fair market value of one share of the Company’s common stock based on the average of the two lowest bid prices of the Company’s common stock during the ninety trading days prior to the conversion date.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversion options, once available, will be deemed and classified as derivative liabilities and recorded at fair value.

During the nine months ended August 31, 2013, holders of three Convertible Promissory Notes elected to convert a total of $102,050 in principal and $6,584 in interest into 42,183,393 shares of the Company’s common stock at an average conversion price of $0.002 per share.

The Company deferred a total of $5,500 of debt offering costs related to the above issued Unsecured Promissory Notes and is amortizing the costs to expense over the life of the Unsecured Promissory Note issuance. Unamortized debt issuance costs totaled $2,803 and $1,237 at August 31, 2013 and November 30, 2012, respectively.

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

During the nine months ended August 31, 2013, a Convertible Promissory Note became convertible into shares of the Company’s common stock. The fair value of the conversion option was determined to be $64,739 using a Black-Scholes option-pricing model. Upon the date the Convertible Promissory Notes became convertible, $50,000 was recorded as debt discount, $64,739 was recorded as day one derivative liability and $14,739 was recorded as day one loss on derivative liability.

During the nine months ended August 31, 2013, $102,050 in principal and $6,584 in accrued interest amounts of Convertible Promissory Notes were converted into common stock (see Notes 4 and 6), $155,229 in related derivative liability was extinguished through a charge to paid-in capital and $74,525 was recorded as a net loss on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2013:

Derivative liabilities November 30, 2012	$54,062
Addition of new derivative	64,739
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(155,229)
Losses on change in fair value	59,786
Balance at August 31, 2013	$23,358

The following table summarizes the loss on derivative liabilities included in the income statement for the nine months ended August 31, 2013:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$83,716
Day-one loss on addition of new derivative	14,739
Gains on change in fair value	(23,930)
Loss on derivative liabilities	$74,525

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended August 31, 2013 include (1) risk-free interest rates between 0.01% to 1.06%, (2) lives of between 0 and 6 years, (3) expected volatility of between 74% to 1,253%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

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

On June 13, 2013, the Company issued 2,909,090 shares of common stock for $1,700 of debt and $1,500 of accrued interest, or $0.0011 per share.

On June 21, 2013, the Company issued 2,933,333 shares of common stock for $4,400 of debt, or $0.0015 per share.

On July 8, 2013, the Company issued 3,000,000 shares of common stock for $3,600 of debt, or $0.0012 per share.

On July 22, 2013, the Company issued 2,916,667 shares of common stock for $3,500 of debt, or $0.0012 per share.

On July 31, 2013, the Company issued 3,440,960 shares of common stock for $3,200 of debt, or $0.0009 per share.

On August 7, 2013, the Company issued 2,977,528 shares of common stock for $2,650 of debt, or $0.0009 per share.

On August 16, 2013, the Company issued 3,500,000 shares of common stock for $2,450 of debt, or $0.0007 per share.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on August 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$23,358	$23,358

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on November 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$54,062	$54,062

8.    Subsequent Events

On October 2, 2013, the Company received funding from a Unsecured Convertible Promissory Note in the amount of $20,500.  The Convertible Promissory Note is unsecured, due July 7, 2014 accrued interest at 8% per annum and is convertible, at the option of the holder, into shares of the Company’s common stock after 180 days from issuance at thirty five percent (35%) of the fair market value of one share of the Company’s common stock based on the average of the two lowest bid prices of the Company’s common stock during the ninety trading days prior to the conversion date.

On September 3, 2013, the Company issued 3,456,790 shares of common stock for $2,800 of debt, or $0.00081 per share.

On September 25, 2013, the Company issued 3,500,000 shares of common stock for $2,450 of debt, or $0.0007 per share.

On September 30, 2013, the Company issued 3,500,000 shares of common stock for $2,450 of debt, or $0.0007 per share.

On October 7, 2013, the Company issued 3,448,276 shares of common stock for $2,000 of debt, or $0.0006 per share.

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

RESULTS OF OPERATIONS

Working Capital

	August 31,	November 30,
	2013	2012
Current Assets	$9,617	$22,168
Current Liabilities	467,668	363,179
Working Capital (Deficit)	$(458,051)	$(341,011)

Cash Flows

	Nine months ended	Nine months ended
	August 31, 2013	August 31, 2012
Cash Flows Used in Operating Activities	$(96,278)	$(339,327)
Cash Flows Provided by Financing Activities	84,900	237,000
Net Increase (Decrease) in Cash During Period	$(11,378)	$(102,327)

Balance Sheet

As at August 31, 2013, the Company had total assets of $63,160 compared with total assets of $96,913 as at November 30, 2012.  The assets are mainly comprised of cash balances in the Company’s bank account and website development costs.

The Company had total liabilities of $467,668 at August 31, 2013 compared with $363,179 as at November 30, 2012.  The increase in total liabilities is mainly attributed to the accrual of $144,000 in unpaid wages and $90,400 in convertible notes payable, partially offset by net reductions in derivative liabilities and convertible notes payable of approximately $124,000 related to the conversion of convertible promissory notes.

Operating Revenues

During the three months ended August 31, 2013, the Company received $0 in revenue, compared to $15,912 of revenue in the same period ended August 31, 2012.

During the nine months ended August 31, 2013, the Company received $17,192 in revenue, compared to $73,634 of revenue in the same period ended August 31, 2012.

Operating Expenses

During the three months ended August 31, 2013, the Company incurred operating expenses totaling $69,197 compared with $288,819 for the three months ended August 31, 2012.  The decrease in operating expenses is mainly attributed to a decrease in expense from the issuance of common stock for consulting services of $162,000, a reduction in professional fees of approximately $28,051, a reduction in advertising and promotional expense of approximately $12,290 and a reduction of website related maintenance expense of approximately $6,777, as well as a reduction in overall operating activity as the Company seeks to minimize expenditures.

During the nine months ended August 31, 2013, the Company incurred operating expenses totaling $270,518 compared with $918,260 for the nine months ended August 31, 2012.  The decrease in operating expenses is mainly attributed to a decrease in expense from the issuance of common stock for consulting services of $446,571, a reduction in advertising and promotional expense of approximately $83,884, a reduction in professional fees of approximately $83,822 and a reduction of website related maintenance expense of approximately $48,882, as well as a reduction in overall operating activity as the Company seeks to minimize expenditures.

Net Loss

During the three months ended August 31, 2013, the Company realized net loss of $76,151 compared with a net loss of $400,246 for the three months ended August 31, 2012.  The decrease in net loss was primarily due to a decrease in operational costs as discussed above and as a reduction in interest expense of approximately $126,709 for the three months ended August 31, 2013 compared to the three months ended August 31, 2012.

During the nine months ended August 31, 2013, the Company realized net loss of $402,104 compared with a net loss of $1,019,251 for the nine months ended August 31, 2012.  The decrease in net loss was primarily due to a decrease in operational costs as discussed above; partially offset by approximately $74,525 in loss on derivatives compared to a gain of $6,945 in the prior period and $107,317 less in interest expense for the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012.

Liquidity and Capital Resources

As at August 31, 2013, the Company had a cash balance of $6,753 and a working capital deficit of $458,051 compared with a cash balance of $18,131 and working capital deficit of $341,011 at November 30, 2012.  The increase in working capital deficit is mainly due to a $144,000 increase in accrued wages during the nine months ended August 31, 2013.

Cash Flows from Operating Activities

During the nine months ended August 31, 2013, the Company used $96,278 of cash flow from operating activities compared with use of $339,327 of cash flow during the nine months ended August 31, 2012.  The decrease in the use of cash flow for operating activities is mainly due to a reduction of net loss of $617,147 as a result of decreases in spending on promotion and website maintenance and operating expenses during the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012.

Cash Flows from Investing Activity

The Company did not have any investing activities during the nine month periods ending August 31, 2013 and 2012.

Cash Flows from Financing Activities

During the nine months ended August 31, 2013, the Company received proceeds of $90,400, during the nine months ended August 31, 2012, the Company received proceeds of $247,500 from the issuance of convertible promissory notes payable, which were unsecured, convertible into the common stock of the Company, due interest at 8% per annum and have maturity dates approximately nine months from the dates of issuance.

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

There was no change in our internal control over financial reporting during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of October, 2013.

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