Form 10-Q/A
period 2013-05-31
Net Savings Link, Inc.
filed 2014-01-03
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2013 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of January, 2014.

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