Form 10-Q/A
period 2013-08-31
Net Savings Link, Inc.
filed 2014-01-09
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2013 is to correct the disclosure on the cover page relating to posting information on the Registrant’s corporate Web site of the Interactive Data.

PART II - OTHER INFORMATION

ITEM 6.              EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.	10-Q/A	01/06/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q/A	01/06/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q/A	01/06/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q/A	01/06/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q/A	01/06/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q/A	01/06/14	101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of January, 2014.

NET SAVINGS LINK, INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.	10-Q/A	01/06/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q/A	01/06/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q/A	01/06/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q/A	01/06/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q/A	01/06/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q/A	01/06/14	101.PRE