Form 10-K
period 2013-11-30
Net Savings Link, Inc.
filed 2014-03-17
CIK 1432176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2013

Commission File Number:   000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

140 Island Way, Suite 280
Clearwater, Florida   33767
(Address of principal executive offices, including zip code)

727-442-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 14, 2014: $180,000.

At March 14, 2014, 135,870,536 shares of the registrant’s common stock were outstanding.

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

We have reduced operations to slightly more than nominal.

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

Offices

We maintain a presence at 140 Island Way #280, Clearwater, Florida 33767, however, normal business functions are performed via virtual access from shared space and home office locations which are provided at no charge to us in order to reduce overhead.

Products

We offer premium and incentive certificates that provide denominations of $1,000 and $3,000 in aggregated savings, discounts and deals to the end user (and are sold as a premium incentive to businesses to promote their product or service.

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

At present we have reduced our operations to slightly more than nominal.

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

Our shares of common stock are quoted on the Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”) under the symbol “NSAV”, the high and low bid information for our common stock has been as follows:

Fiscal Year – 2013		High Bid	Low Bid
Fourth Quarter:	09/01/13 to 11/30/13	$0.0024	$0.0010
Third Quarter:	06/01/13 to 8/31/13	$0.0070	$0.0012
Second Quarter:	03/01/13 to 5/31/13	$0.0190	$0.0110
First Quarter:	12/01/12 to 2/28/13	$0.0225	$0.0030

Fiscal Year – 2012		High Bid	Low Bid
Fourth Quarter:	9/01/12 to 11/30/12	$0.0045	$0.0004
Third Quarter:	6/01/12 to 8/31/12	$0.0290	$0.0022
Second Quarter:	3/01/12 to 5/31/12	$0.0700	$0.0101
First Quarter:	12/01/11 to 2/29/12	$0.0900	$0.0120

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

We have not declared any cash dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay cash dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare cash dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring cash dividends where, after giving effect to the distribution of the dividend:

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

On November 4, 2010, the Company and its Board of Directors approved a 1.4:1 dividend of all issued and outstanding common shares. The effect of the dividend increased the number of issued and outstanding common shares from 77,400,000 shares to 185,760,000 shares. Effective March 15, 2013, we executed at 15-for-1 reverse split of the Company’s common stock.  As at November 30, 2013 and November 30, 2012, we have 108,591,412 and 28,555,576, respectively shares issued and outstanding.

Recent Sales of Unregistered Securities

None.

ITEM 6.         SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS - NOVEMBER 30, 2013 COMPARED TO NOVEMBER 30, 2012

Working Capital

	November 30,	November 30,
	2013	2012

Current Assets	$4,332	$22,168
Current Liabilities	560,509	363,179
Working Capital (Deficit)	$(556,177)	$(341,011)

Cash Flows

	For the Year Ended
	November 30,
	2013	2012
Cash Flows used in Operating Activities	$(120,231)	$(393,792)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	104,900	237,000
Net Increase (Decrease) in Cash During the Year	$(15,331)	$(156,792)

Income Statement

	For the Year Ended
	November 30,
	2013	2012
Revenues	$17,132	$101,968
Operating Loss	$362,201	$960,867
Total Other Expense	$265,488	$292,016
Net Loss	$627,689	$1,252,883

Balance Sheet

As at November 30, 2013, the Company had total assets of $9,560 compared with total assets of $96,913 as at November 30, 2012.  The assets are comprised of cash balances in the Company’s bank account and property and equipment. The decrease is mainly attributed to a decrease in the net book value of property and equipment and impairment of website development of $56,960, as well as a $15,331 decrease in cash as a result of proceeds from debt financing received during the year ended November 30, 2013 being greater than proceeds from debt financing received during the year ended November 30, 2012.

The Company had total liabilities of $560,509 as at November 30, 2013 compared with $363,179 as at November 30, 2012.  The increase in total liabilities is mainly attributed to the increase of accrued wages payable to the Company’s officers in the amount of $189,500 and an increase in the valuation of derivative liabilities from convertible notes payable at November 30, 2013 compared to November 30, 2012 of $36,637, partially offset by decreases in convertible notes payable, related accrued interest and accounts payable as a result of debt conversion of $28,807.

During the year ended November 30, 2013, the Company issued 80,035,836 shares of common stock to the holders of convertible promissory notes payable, converting principal of $131,300 and interest of $6,584.

During the year ended November 30, 2012, the Company issued 13,475,799 shares of common stock to the holders of convertible promissory notes payable, converting principal of $156,800 and interest of $6,468.

During the year ended November 30, 2012, the Company issued 1,500,000 shares of Series A preferred stock to two of its officers and directors for a total of $2,500 in accrued wages.  Each share of Series A preferred stock has 1,000 votes. The Series A preferred stock and the common stock vote as a single class on all matters submitted to the stockholders.

Operating Revenues

During the year ended November 30, 2013, the Company received $17,132 in commissions revenue, compared to $101,968 in the same periods ended November 30, 2012.

Operating Expenses

During the year ended November 30, 2013, the Company incurred operating expenses totaling $379,333 compared with $1,062,835 for the year ended November 30, 2012.  The decrease in operating expenses is attributed to a decrease in overall operating activity as the Company had minimal operations during fiscal 2013 compared to fiscal 2012, inclusive of $446,571 in common stock issued for services in fiscal 2012, compared to $0 in fiscal 2013.

Net Loss

During the year ended November 30, 2013, the Company incurred a net loss of $627,689 compared with a net loss of $1,252,883 for the year ended November 30, 2012.  The decrease in net loss was primarily due to a decrease in overall operating activity as the Company had minimal operations during fiscal 2013 compared to fiscal 2012, as well as an increase $150,045 increase in loss on derivatives, partially offset by $45,175 related to impairment of intangible website development costs, $176,573 decrease of interest expense related to issuances of convertible debt at a discount in fiscal 2013 compared to fiscal 2012.

Liquidity and Capital Resources

As at November 30, 2013, the Company had a cash balance of $2,800 and working capital deficit of $556,177 compared with a cash balance of $18,131 and a working capital deficit of $341,011 at November 30, 2012.  The decrease in working capital is mainly due to the increase in related party payables of $189,500 related to accrued wages to officers and an increase of $36,637 in the valuation of derivative liabilities related convertible debt.

Cash Flows from Operating Activities

During the year ended November 30, 2013, the Company used $120,231 of cash flow from operating activities compared with use of $393,792 of cash flow during the year ended November 30, 2012.  The decrease in the use of cash flow from operating activities is mainly due to the increase in unpaid related party liabilities for the period as well as a decrease in overall operating expenses from fiscal 2012 as a result of a decrease in overall operating activity during fiscal 2013.

Cash Flows from Investing Activity

During the years ended November 30, 2013 and 2012, the Company did not expend any money on capital purchases.

Cash Flows from Financing Activities

During the year ended November 30, 2013, the Company received proceeds of $110,900 from four convertible promissory notes payable compared to $247,500 from the issuance of six convertible promissory notes payable in fiscal 2012.

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

We use estimates of fair value to value derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Net Savings Link, Inc
Clearwater Beach, FL

We have audited the accompanying balance sheets of Net Savings Link, Inc (the “Company”) as of November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2013 and 2012 and the related results of its operations and its cash flows for the years ended November 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
March 14, 2014

Index to Financials

NET SAVINGS LINK, INC. Balance Sheets

	November 30,	November 30,
ASSETS	2013	2012
Current assets
Cash	$2,800	$18,131
Prepaid expenses and other current assets	1,532	4,037
Total Current Assets	4,332	22,168
Property and equipment, net of accumulated depreciation of $32,444 and $19,887, respectively	5,228	17,785
Website development, net of accumulated amortization of $0 and $21,605, respectively	-	56,960

TOTAL ASSETS	$9,560	$96,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other liabilities	$36,362	$48,281
Due to related parties	317,755	128,255
Derivative liability	90,699	54,062
Convertible notes payable, net of debt discount of $0 and $8,119, respectively	115,693	132,581
Total Current Liabilities	560,509	363,179

Total Liabilities	560,509	363,179

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	15	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 108,591,412 and 28,555,576 shares issued and outstanding, respectively	108,591	28,556

Additional paid-in capital	3,710,954	3,447,983

Deficit accumulated during the development stage	(4,370,509)	(3,742,820)
Total Stockholders’ Equity (Deficit)	(550,949)	(266,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)	$9,560	$96,913

The accompanying notes are an integral part of these financial statements.

Index to Financials

NET SAVINGS LINK, INC.
Statements of Operations

	For the Years Ended November 30,
	2013	2012

REVENUES	$17,132	$101,968

OPERATING EXPENSES

Depreciation and amortization expense	24,342	28,270

Bad debt expense	-	25,000

Impairment of website development	45,175	-

General and administrative	309,816	1,009,565

Total Operating Expenses	379,333	1,062,835

OPERATING LOSS	(362,201)	(960,867)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative	(138,359)	11,686

Interest expense	(127,129)	(303,702)

Total Other Income (Expense)	(265,488)	(292,016)

NET INCOME (LOSS)	$(627,689)	$(1,252,883)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.08)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,521,207	15,714,450

The accompanying notes are an integral part of these financial statements.

Index to Financials

NET SAVINGS LINK, INC.
Statements of Cash Flows

	For the Years Ended
	November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(627,689)	$(1,252,883)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,342	28,270
Debt discount amortization	106,912	278,552
Debt offering cost amortization	5,705	9,263
Bad debt expense	-	25,000
(Gain) loss on derivative	138,359	(11,686)
Impairment of website development	45,175	-
Common stock issued for services	-	446,571
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(25,000)
(Increase) decrease in prepaid and other assets	2,800	-
Decrease in accounts payable and accrued liabilities	(5,335)	21,409
Increase in related party accounts payable	189,500	86,712
Net Cash Used in Operating Activities	(120,231)	(393,792)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-
Proceeds from convertible note payable	110,900	247,500
Cash paid for debt offering costs	(6,000)	(10,500)
Common stock issued for cash	-	-
Net Cash Provided by Financing Activities	104,900	237,000

DECREASE IN CASH	(15,331)	(156,792)
CASH AT BEGINNING OF PERIOD	18,131	174,923
CASH AT END OF PERIOD	$2,800	$18,131

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible notes and interest	$137,884	$163,268
Discount on convertible notes payable from derivative instrument	$103,400	$217,266
Reclass of derivative to additional paid-in capital from debt conversion	$205,122	$190,340
Discount on convertible notes due to legal fees	$-	$50,000
Derivative liability due to warrants	$-	$38,825
Debt discount for warrants	$-	$19,405
Preferred stock issued for related party receivable	$-	$2,500

The accompanying notes are an integral part of these financial statements.

Index to Financials

NET SAVINGS LINK, INC.
Statements of Stockholders’ Equity (Deficit)
Years ended November 30, 2013 and 2012

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, November 30, 2011	13,322,634	$13,323	-	$-	$2,679,972	$(2,489,937)	$203,358

Preferred stock issued for settlement of accrued wages	-	-	1,500,000	15	2,485	-	2,500

Common stock issued for services	1,757,143	1,757			444,814		446,571

Common stock issued for debt and interest	13,475,799	13,476	-	-	149,792	-	163,268

Reclassification of derivative liability to additional paid-in capital	-	-	-	-	190,340	-	190,340

Warrants issued for debt discount	-	-	-	-	19,405	-	19,405

Reclassification of derivative liability from additional paid in capital	-	-	-	-	(38,825)	-	(38,825)

Net loss for the year ended November 30, 2012	-	-	-	-	-	(1,252,883)	(1,252,883)

Balance, November 30, 2012	28,555,576	28,556	1,500,000	15	3,447,983	(3,742,820)	(266,266)

Common stock issued for debt and interest	80,035,836	80,035	-	-	57,849	-	137,884

Reclassification of derivative liability to additional paid-in capital	-	-	-	-	205,122	-	205,122

Net loss for the year ended November 30, 2013						(627,689)	(627,689)

Balance, November 30, 2013	108,591,412	$108,591	1,500,000	$15	$3,710,954	$(4,370,509)	$(550,949)

The accompanying notes are an integral part of these financial statements.

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

Going Concern

NSL’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of November 30, 2013, company has accumulated deficit of $4,370,509 and a working capital deficit of $556,177. All of these items raise substantial doubt about its ability to continue as a going concern.  Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL’s ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2012, NSL entered into several financing transactions and continues to try to raise funds in fiscal (see Note 4). The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

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

d.      Cash and Cash Equivalents

NSL considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2013 and 2012, NSL had no cash equivalents.

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

g.      Basic and Diluted Net Loss Per Share

NSL computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. NSL had net losses as of November 30, 2013 and 2012, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

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

Index to Financials

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on November 30, 2013 and 2012:

November 30, 2013:
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$90,699	$90,699

November 30, 2012:
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$54,062	$54,062

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

Index to Financials

l.       Accounting for Derivative Instruments

NSL accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

NSL uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, NSL’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for NSL’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, NSL seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. NSL categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at November 30, 2013 and 2012, company had a $90,699 and $54,062 derivative liability, respectively.

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

3.      Related Party Transactions

As of November 30, 2013 and 2012, NSL owed $144,328 and $50,828 to the President and CEO of NSL for back due wages, respectively.

As of November 30, 2013 and 2012, NSL owed $173,427 and $77,427 to the Vice President and director of NSL for back due wages, respectively.

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

During the year ended November 30, 2012, the holders of the 2011 Convertible Promissory Notes elected to convert all of the outstanding principal of $949,932 and interest of $31,032 on the Notes into 871,968 shares of common stock, or $1.05 per share.  As the conversion price was greater than the contractually obligated conversion price of $0.45 per share, NSL recorded a gain on extinguishment of debt and an offsetting reduction in paid-in capital based on the difference of the contractually stated conversion shares required to be issued and the actual number of shares issued upon conversion at the conversion date fair market value of $0.12 per share, or $3,072,147.

Index to Financials

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

During the year ended November 30, 2012, the holders of the 2012 Asher Convertible Promissory Notes and 2012 Southridge Convertible Promissory Notes elected to convert outstanding principal of $156,800 and interest of $6,467 into 13,475,799 shares of common stock, or $0.01 per share.

During the year ended November 30, 2013, the holders of the 2012 Asher Convertible Promissory Notes and 2012 Southridge Convertible Promissory Notes elected to convert outstanding principal of $131,300 and interest of $6,584 into 80,035,836 shares of common stock, or $0.0017 per share.

During the year ended November 30, 2013, NSL issued four Unsecured Convertible Promissory Notes (the “2013 Convertible Promissory Notes”) to the same entity in increments of $42,500, $10,900, $37,000 and $20,500, or a total of $110,900.  The 2013 Convertible Promissory Notes were unsecured, due between eight and nine months from the date of issuance, accrue interest at 8% per annum and are convertible into shares of NSL’s common stock at any time at the option of the holder at discounts from market ranging from 35% and 41% of the fair market value of one share of NSL’s common stock based on the lowest bid during the ten days prior to the conversion date.

In addition to the $75,000 convertible note due to Southridge, NSL granted a stock warrant for 1,500,000 shares of its common stock with an exercise price of $0.05 per share on March 9, 2012. These warrants have a seven-year term and are fully vested on the grant date. On March 9, 2012, NSL determined the fair value of the warrants using the Black-Scholes pricing model for a total value of $86,100. The warrant has a relative fair market value of $19,405; this is accounted for as a discount on the convertible note. The discount was amortized over the life of loan (approx. 4 months) and was fully amortized as of November 30, 2013.

The fair value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Expected Term	7 years
Expected volatility	434.78%
Risk free interest rate	1.43%
Expected dividend yield	0.00%

The warrants weighted average remaining contractual life for warrants outstanding as of November 30, 2013 is approximately 5.3 years; the weighted average exercise price is $0.75. The intrinsic value of the warrants is $0.00.

Index to Financials

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the conversion options are deemed and classified as derivative liabilities and recorded at fair value.

A summary of changes in the above referenced convertible promissory notes payable for the year ended November 30, 2013 and 2012 is as follows:

Beginning balance at November 30, 2011	$-
Issuance of notes payable	297,500
Less: debt discount from conversion options, warrants and fees	(286,671)
Add: amortization of discount	278,552
Less: conversions to common stock	(156,800)
Ending balance at November 30, 2012	$132,581

Beginning balance at November 30, 2012	$132,581
Issuance of notes payable	110,900
Less: debt discount from conversion options, warrants and fees	(103,400)
Add: amortization of discount	106,912
Less: conversions to common stock	(131,300)
Ending balance at November 30, 2013	$115,693

5.      Derivative Liabilities

NSL analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments embedded in the above referenced convertible promissory notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the above referenced convertible promissory notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of NSL’s common stock or other convertible instruments, the conversion price of the above referenced convertible promissory notes can be adjusted downward. Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes cannot be determined under this instrument, NSL cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments. The fair values of the instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the above referenced convertible promissory notes, $103,400 and $217,266 was recorded as debt discount and $94,210 and $44,356 was recorded as day one loss on derivative liability for the years ended November 30, 2013 and 2012, respectively.

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

During the year ended November 30, 2013, $131,300 of the 2012 Asher Convertible Promissory Notes and 2012 Southridge Convertible Promissory Notes were converted to common stock (see Note 5) and the related derivative liability was extinguished through a charge to paid-in capital.  During the year ended November 30, 2013, NSL recognized a total loss on derivative liability of $138,359.

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

Index to Financials

NSL valued the 2013 conversion options derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) risk-free interest rates between 0.04% to 0.11%, (2) lives of between 0.16 and 0.27 years, (3) expected volatility of between 11% to 227%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Promissory notes, and (6) the common stock price of the underlying share on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2013 and 2012:

Conversion option derivative liabilities November 30, 2011	$-
Addition of new conversion option derivatives	261,619
Reclassification of derivative liability to additional paid-in capital due to notes payable conversions	(190,340)
Reclassification of warrant derivative liability from additional paid-in capital	38,825
Change in fair value	(56,042)
Balance at November 30, 2012	$54,062

Conversion option derivative liabilities November 30, 2012	$54,062
Addition of new conversion option derivatives	103,400
Reclassification of derivative liability to additional paid-in capital due to notes payable conversions	(205,122)
Change in fair value	138,359
Balance at November 30, 2013	$90,699

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

Depreciation expense for the years ended November 30, 2013 and 2012 was $12,557and $12,557, respectively.

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

During the fourth quarter of fiscal year 2013, NSL management performed an impairment review and determined that due to the lack of significant revenue generation and projected revenue generation, the website development costs should be fully impaired.  As such, NSL recognized impairment expense of $45,175 during the year ended November 30, 2013.

Amortization expense for the years ended November 30, 2013 and 2012 was $11,785 and $15,713 respectively.

Index to Financials

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax asset	$622,268	491,907
Valuation allowance	(622,268)	(491,907)
Net deferred tax asset	$-	$-

NSL had net operating losses of approximately $1,829,000 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9.      Equity

Common Stock

On January 17, 2012, the Company issued 133,333 shares of common stock to a consulting company for public relations services valued at $66,000, or $0.495 per share.

On March 29, 2012, the Company issued 190,476 shares of common stock to a consultant for services valued at $108,571, or $0.57 per share.

On May 12, 2012, the Company issued 333,333 shares of common stock to a consultant for services valued at $110,000, or $0.33 per share.

On June 29, 2012, the Company issued 433,333 shares of common stock to a consultant for services valued at $130,000, or $0.3 per share.

On July 20, 2012, the Company issued 74,074 shares of common stock for debt valued at $10,000, or $0.14 per share.

On July 31, 2012, the Company issued 160,000 shares of common stock for debt valued at $12,000, or $0.075 per share.

On August 9, 2012, the Company issued 400,000 shares of common stock for debt valued at $15,000, or $0.038 per share.

On August 23, 2012, the Company issued 666,667 shares of common stock to a consultant for services valued at $32,000, or $0.048 per share.

On August 23, 2012, the Company issued 1,397,384 shares of common stock for debt valued at $27,668 or $0.0198 per share.

Index to Financials

On August 27, 2012, the Company issued 551,111 shares of common stock for debt valued at $12,660, or $0.023 per share.

On September 24, 2012, the Company issued 571,429 shares of common stock for debt valued at $12,000, or $0.021 per share.

On September 27, 2012, the Company issued 1,746,844 shares of common stock for debt valued at $25,950 and accrued interest of $2,152, or $0.016 per share.

On October 8, 2012, the Company issued 694,064 shares of common stock for debt valued at $7,600, or $0.011 per share.

On October 23, 2012, the Company issued 875,000 shares of common stock for debt valued at $6,300, or $0.0072 per share.

On November 5, 2012, the Company issued 1,415,626 shares of common stock for debt valued at $6,950 and accrued interest of $643, or $0.0054 per share.

On November 6, 2012, the Company issued 876,190 shares of common stock for debt valued at $4,600, or $0.005 per share.

On November 12, 2012, the Company issued 873,563 shares of common stock for debt valued at $3,800, or $0.0044 per share.

On November 19, 2012, the Company issued 2,045,209 shares of common stock for debt valued at $9,050 and accrued interest of $230, or $0.0045 per share.

On November 27, 2012, the Company issued 1,795,305 shares of common stock for debt valued at $6,550 and accrued interest of $115, or $0.0037 per share.

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

Index to Financials

On January 29, 2013, the Company issued 3,592,881 shares of common stock for $11,725 of debt and $132 of accrued interest, or $0.0033 per share.

On January 30, 2013, the Company issued 1,565,218 shares of common stock for $5,400 of debt, or $0.0034 per share.

On February 13, 2013, the Company issued 2,928,740 shares of common stock for $7,150 of debt and $99 of accrued interest, or $0.0025 per share.

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

On June 21, 2013, the Company issued 2,933,333 shares of common stock for $4,000 of debt, or $0.0014 per share.

On July 8, 2013, the Company issued 3,000,000 shares of common stock for $3,600 of debt, or $0.0012 per share.

On July 22, 2013, the Company issued 2,916,667 shares of common stock for $3,500 of debt, or $0.0012 per share.

On July 31, 2013, the Company issued 3,440,860 shares of common stock for $3,200 of debt, or $0.0009 per share.

On August 7, 2013, the Company issued 2,977,528 shares of common stock for $2,650 of debt, or $0.0009 per share.

On August 16, 2013, the Company issued 3,500,000 shares of common stock for $2,450 of debt, or $0.0007 per share.

On September 10, 2013, the Company issued 3,456,790 shares of common stock for $2,800 of debt, or $0.00081 per share.

On September 25, 2013, the Company issued 3,500,000 shares of common stock for $2,450 of debt, or $0.0007 per share.

On September 30, 2013, the Company issued 3,500,000 shares of common stock for $2,450 of debt, or $0.0007 per share.

On October 7, 2013, the Company issued 3,448,276 shares of common stock for $2,000 of debt, or $0.0006 per share.

On October 21, 2013, the Company issued 4,714,286 shares of common stock for $3,300 of debt, or $0.0007 per share.

On November 6, 2013, the Company issued 4,691,358 shares of common stock for $3,800 of debt, or $0.0008 per share.

On November 21, 2013, the Company issued 4,667,540 shares of common stock for $2,800 of debt, or $0.0006 per share.

Index to Financials

During the year ended November 30, 2013, due to conversion of convertible notes payable into common stock, the company wrote-off $205,122 in derivative liability associated with these notes.

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

10.    Subsequent Events

On December 11, 2013, the Company issued 4,695,652 shares of common stock for $2,160 of debt, or $0.00046 per share.

On December 17, 2013, the Company issued 4,696,970 shares of common stock for $1,550 of debt, or $0.00033 per share.

On December 23, 2013, the Company issued 4,696,970 shares of common stock for $1,550 of debt, or $0.00033 per share.

On December 30, 2013, the Company issued 4,696,970 shares of common stock for $1,550 of debt, or $0.00033 per share.

On January 15, 2014, the Company issued 3,809,091 shares of common stock for $2,190 of debt and $2,000 of accrued interest, or $0.00110 per share.

On January 23, 2014, the Company issued 4,693,878 shares of common stock for $2,300 of debt, or $0.00049 per share.

On January 28, 2014, the Company issued 4,693,878 shares of common stock for $2,300 of debt, or $0.00049 per share.

On February 20, 2014, the Company issued 4,689,655 shares of common stock for $1,360 of debt, or $0.00029 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes or disagreements with our auditors during the past two years.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

-     Lack of proper segregation of duties due to limited personnel
-     Lack of a formal review process that includes multiple levels of review

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of November 30, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of November 30, 2013, was not effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
-
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our executive officers and directors and his age and titles are as follows:

Name	Age	Position
David Saltrelli	64	CEO, CFO, President, and Director

Peter Schuster	66	Secretary, Treasurer and Director

Jon Wallen	39	Director

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

ITEM 11.       EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, for the last two fiscal years. Our fiscal year end is November 30.

Summary Compensation Table
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name &				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

David Saltrelli	2013	96,000	0	0	0	0	0	0	96,000
CEO, CFO, President	2012	72,997	0	0	0	0	0	0	72,997

Peter Schuster	2013	96,000	0	0	0	0	0	0	96,000
Secretary & Treasurer	2012	48,000	0	0	0	0	0	0	48,000

Outstanding Equity Awards at Fiscal Year End

As at our year ended November 30, 2013, we did not have any outstanding equity awards and have not had any since our inception.

Equity Compensation Plans

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Employment Contracts

We have no current employment contracts with any of our officers, directors or employees.

Directors Information

The following table sets forth information with respect to compensation paid by us to our directors during the 2013 completed fiscal year. Our fiscal year end is November 30.

Directors’ Compensation Table
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

David Saltrelli	0	0	0	0	0	0	0
Peter Schuster	0	0	0	0	0	0	0
Jon Wallen	0	0	0	0	0	0	0

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our officers, directors, both individually and as a group, and the beneficial owners of 5% or more of our total outstanding shares on February 28, 2014. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of	Number of	Percentage of
Beneficial Owner	Common Shares	Ownership	Preferred Shares	Ownership

David Saltrelli	3,600,000	7.04%	750,000	50.00%

Peter Schuster	3,600,000	7.04%	750,000	50.00%

Jon Wallen	0	0.00%	0	0.00%

All officers and directors as a group (3 individuals)	7,200,000	14.08%	1,500,000	100.00%

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

We issued 3,000,000 total shares of common stock at a price of $0.001 per share to Andre Benard, who was our executive officer and director for the sum of $3,000.  The shares were transferred to incoming President and Director David Saltrelli, and then split on the basis of 15 for 1.  Mr. Satrelli subsequently distributed the total shares equally with incoming Secretary/Treasurer and Director, Peter Schuster.

The shares were issued pursuant to Section 4(a)(2) of the Securities Act and are restricted shares as defined in the Securities Act.

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

	Year Ended November 30, 2013	Year Ended November 30, 2012
Audit Fees	$30,000	$35,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$30,000	$35,000

PART IV

ITEM 15.       EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

23.1	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2014.

NET SAVINGS LINK, INC.

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

DAVID SALTRELLI	President, Principal Executive Officer, Principal	March 17, 2014
David Saltrelli	Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

PETER SCHUSTER	Secretary, Treasurer and a member of the Board	March 17, 2014
Peter Schuster	of Directors

JON WALLEN	Member of the Board of Directors	March 17, 2014
Jon Wallen

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Employment Agreement with David Saltrelli.	8-K	3/10/10	10.1

10.2	Employment Agreement with Peter Schuster.	8-K	3/10/10	10.2

10.3	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

23.1	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X