Form 10-Q
period 2014-02-28
Net Savings Link, Inc.
filed 2014-04-21
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2014, there were 164,079,458 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
Balance Sheets
(Unaudited)

	February 28, 2014	November 30, 2013
ASSETS

Current assets
Cash	$1,870	$2,800
Other current assets	2,479	1,532

Total Current Assets	4,349	4,332

Property and equipment, net of accumulated depreciation of $37,672 and $32,444, respectively	-	5,228

TOTAL ASSETS	$4,349	$9,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$33,485	$36,362
Due to related parties	365,755	317,755
Derivative liabilities	175,115	90,699
Convertible notes payable, net of debt discount of $10,516 and $0, respectively	111,679	115,693

Total Current Liabilities	686,034	560,509

STOCKHOLDERS’ EQUITY(DEFICIT)
Series A Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	15	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 164,079,458 and 108,591,412 shares issued and outstanding, respectively	164,079	108,591
Additional paid-in capital	3,728,296	3,710,954
Accumulated deficit	(4,574,075)	(4,370,509)

Total Stockholders’ Equity (deficit)	(681,685)	(550,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,349	$9,560

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended February 28,
	2014	2013
REVENUES	$-	$6,066

OPERATING EXPENSES
Depreciation and amortization	5,228	7,068
General and administrative	69,748	68,753

Total Operating Expenses	74,976	75,821

OPERATING LOSS	(74,976)	(69,755)

OTHER EXPENSE
Loss on derivative	(96,441)	(48,458)
Interest expense	(32,149)	(58,559)

Total Other Expense	(128,590)	(107,017)

NET LOSS	$(203,566)	$(176,772)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	133,054,210	38,362,294

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended February 28,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(203,566)	$(176,772)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,228	7,068
Debt discount amortization	31,091	54,961
Debt offering cost amortization	1,058	1,171
Loss on derivative	96,441	48,458
Changes in operating assets and liabilities
Increase in other assets	(1,500)	(61)
Increase (decrease) in accounts payable and accrued liabilities	(877)	9,093
Increase in related party accounts payable	48,000	48,000
Net Cash Used in Operating Activities	(24,125)	(8,082)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	23,700	-
Cash paid for debt offering costs	(505)	-
Net Cash Provided by Financing Activities	23,195	-

INCREASE (DECREASE) IN CASH	(930)	(8,082)

CASH AT BEGINNING OF PERIOD	2,800	18,131

CASH AT END OF PERIOD	$1,870	$10,049

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and accrued interest	$23,805	$79,684
Discount on convertible notes payable from derivative instrument	$37,000	$50,000
Settlement of derivative liability to additional paid-in capital	$49,025	$125,032

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

1.    Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by Net Savings Link, Inc. (“NSL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.    Going Concern

NSL’s financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of February 28, 2014, company has accumulated deficit of $4,574,075 and a working capital deficit of $681,685. All of these items raise substantial doubt about its ability to continue as a going concern.  Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL’s ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2012, NSL entered into several financing transactions in 2012 and 2013 and continues to try to raise funds in 2014. The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

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

3.    Related Party Transactions

As of February 28, 2014 and November 30, 2013, the Company owed $168,328 and $144,328, respectively, to the President and CEO of the Company for back due wages.

As of February 28, 2014 and November 30, 2013, the Company owed $197,427 and $173,427, respectively, to the Vice President and director of the Company for back due wages.

4.    Convertible Promissory Notes Payable

During the three months ended February 28, 2014, the holder of two Convertible Promissory Notes elected to convert a total of $21,805 in principal and $2,000 in interest into 55,488,046 shares of the Company’s common stock at an average conversion price of $0.0004 per share.

During February 2014, NSL issued an Unsecured Convertible Promissory Note for $27,300 (the “2014 Convertible Promissory Note”).  The 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL’s common stock at any time at the option of the holder at a discount from market of 50% of the fair market value of one share of NSL’s common stock based on the lowest bid during the thirty days prior to the conversion date.

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

During the three months ended February 28, 2014, a Convertible Promissory Note became convertible into shares of the Company’s common stock. The fair value of the conversion option was determined to be $117,310 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $37,000 was recorded as debt discount $80,310 was recorded as day one loss on derivative liability.

During the three months ended February 28, 2014, $21,805 in principal amounts of Convertible Promissory Notes were converted into common stock (see Notes 4 and 6), $49,025 in related derivative liability was extinguished through a charge to paid-in capital and $24,512  was recorded as a net loss on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2014:

Derivative liabilities November 30, 2013	$90,699
Addition of new derivative	37,000
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(49,025)
Losses on change in fair value	96,441
Balance at February 28, 2014	$175,115

The following table summarizes the loss on derivative liabilities included in the income statement for the three months ended February 28, 2014:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$80,310
Losses on change in fair value	16,131
Loss on derivative liabilities	$96,441

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the three months ended February 28, 2014 include (1) risk-free interest rates between 0.02% to 1.52%, (2) lives of between 0 and 5.3 years, (3) expected volatility of between 176% to 2,583%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

6.    Common Stock

On December 11, 2013, the Company issued 4,695,652 shares of common stock for $2,560 of debt, or $0.00055 per share.

On December 17, 2013, the Company issued 4,696,970 shares of common stock for $1,550 of debt, or $0.00033 per share.

On December 23, 2013, the Company issued 4,696,970 shares of common stock for $1,550 of debt, or $0.00033 per share.

On December 30, 2013, the Company issued 4,696,970 shares of common stock for $1,550 of debt, or $0.00033 per share.

On January 15, 2014, the Company issued 3,809,091 shares of common stock for $2,190 of debt and $2,000 of accrued interest, or $0.0011 per share.

On January 23, 2014, the Company issued 4,693,878 shares of common stock for $2,300 of debt, or $0.00049 per share.

On January 28, 2014, the Company issued 4,693,878 shares of common stock for $2,300 of debt, or $0.00049 per share.

On February 3, 2014, the Company issued 4,707,317 shares of common stock for $1,930 of debt, or $0.00041 per share.

On February 5, 2014, the Company issued 4,708,333 shares of common stock for $1,695 of debt, or $0.00036 per share.

On February 11, 2014, the Company issued 4,709,677 shares of common stock for $1,460 of debt, or $0.00031 per share.

On February 14, 2014, the Company issued 4,689,655 shares of common stock for $1,360 of debt, or $0.00029 per share.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on February 28, 2014:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$175,115	$175,115

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on November 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$90,699	$90,699

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Working Capital

	February 28,	November 30,
	2014	2013
Current Assets	$4,349	$4,332
Current Liabilities	686,034	560,509
Working Capital (Deficit)	$(681,685)	$(556,177)

Cash Flows

	Three months ended	Three months ended
	February 28, 2014	February 28, 2013
Cash Flows Used in Operating Activities	$(24,125)	$(8,082)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	23,195	-
Net Increase (Decrease) in Cash During Period	$(930)	$(8,082)

Balance Sheet

As at February 28, 2014, the Company had total assets of $4,349 compared with total assets of $9,560 as at November 30, 2013.  The assets are mainly comprised of prepaid expenses and cash balances in the Company’s bank account.

The Company had total liabilities of $686,034 at February 28, 2014 compared with $560,509 as at November 30, 2013.  The increase in total liabilities is mainly attributed to an $84,416 increase in derivative liability and a $48,000 increase in accrued wages, partially offset by conversion of $23,805 in convertible debt and accrued interest to common stock.

Operating Revenues

During the three months ended February 28, 2014, the Company received $0 in revenue, compared to $6,066 of revenue in the same period ended February 28, 2013.

Operating Expenses

During the three months ended February 28, 2014, the Company incurred operating expenses totaling $74,976 compared with $75,821 for the three months ended February 28, 2013.  The decrease in operating expenses is mainly attributed to a decrease in depreciation expense of $1,840 due to related assets being fully depreciated.

Net Loss

During the three months ended February 28, 2014, the Company realized net loss of $203,566 compared with a net loss of $176,772 for the three months ended February 28, 2013.  The increase in net loss was primarily due to an increase of approximately $47,983 in losses on derivative, partially offset by a $26,410 reduction in interest expense for the three months ended February 28, 2014 compared to the three months ended February 28, 2013.

Liquidity and Capital Resources

As at February 28, 2014, the Company had a cash balance of $1,870 and a working capital deficit of $681,685 compared with a cash balance of $2,800 and working capital deficit of $556,177 at November 30, 2013.  The decrease in working capital is mainly due to an $84,416 increase in derivative liability and a $48,000 increase in accrued wages, partially offset by conversion of $23,805 in convertible debt and accrued interest to common stock during the three months ended February 28, 2014.

Cash Flows from Operating Activities

During the three months ended February 28, 2014, the Company used $24,125 of cash flow from operating activities compared with use of $8,082 of cash flow during the three months ended February 28, 2013.  The increase in the use of cash flow for operating activities is mainly due to an increase of $26,794 in net loss during the three months ended February 28, 2014, compared to the three months ended February 28, 2013.

Cash Flows from Investing Activity

The Company did not have any investing activities during the three month periods ending February 28, 2014 and 2013.

Cash Flows from Financing Activities

During the three months ended February 28, 2014, the Company received proceeds of $23,700 from one convertible promissory note, which is unsecured, convertible into the common stock of the Company, due interest at 8% per annum and matures approximately nine months from the dates of issuance.  The Company did not have any financing activities during the three months ended February 28, 2013.

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

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              UNREGISTERED SALE OF EQUITY SECURITIES.

During the quarter ended February 28, 2014, we issued 55,488,043 restricted shares of common stock.  The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5.              OTHER INFORMATION.

During the quarter ended February 28, 2014, we issued 55,488,043 restricted shares of common stock.  The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  We failed to file Form 8-Ks in connection with the foregoing.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of April, 2014.

NET SAVINGS LINK INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X