Form 10-Q/A
period 2014-02-28
Net Savings Link, Inc.
filed 2014-04-22
CIK 1432176

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

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

PART II - OTHER INFORMATION

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.	10-Q	4/21/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	4/21/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	4/21/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	4/21/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	4/21/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	4/21/14	101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of April, 2014.

NET SAVINGS LINK INC.
(the “Registrant”)

BY:	DAVID SALTRELLI
David Saltrelli
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.	10-Q	4/21/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	4/21/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	4/21/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	4/21/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	4/21/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	4/21/14	101.PRE