Form 10-Q
period 2014-05-31
Net Savings Link, Inc.
filed 2014-07-21
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

5042 Wilshire Boulevard
Suite 29770
Los Angeles, California 90036
(Address of principal executive offices)

(310) 774-2300
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 14, 2014, there were 172,263,131 shares of the registrant's $0.001 par value common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Net Savings Link, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Net Savings Link, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
Balance Sheets
(Unaudited)

	May 31, 2014	November 30, 2013

ASSETS

Current assets
Cash	$598	$2,800
Other current assets	399	1,532

Total Current Assets	997	4,332

Property and equipment, net of accumulated depreciation of $37,672 and $32,444, respectively	-	5,228

TOTAL ASSETS	$997	$9,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$56,102	$36,362
Due to related parties	-	317,755
Derivative liabilities	483,293	90,699
Convertible notes payable, net of debt discount of $7,740 and $0, respectively	115,445	115,693

Total Current Liabilities	654,840	560,509

STOCKHOLDERS' EQUITY(DEFICIT)

Series A Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	15	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 172,263,131 and 108,591,412 shares issued and outstanding, respectively	172,263	108,591
Additional paid-in capital	4,143,671	3,710,954
Accumulated deficit	(4,969,792)	(4,370,509)

Total Stockholders' Equity (deficit)	(653,843)	(550,949)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$997	$9,560

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Operations
(Unaudited)

	Three Months Ended May 31		Six Months Ended May 31,
	2014	2013	2014	2013

REVENUES	$-	$11,126	$-	$17,192

OPERATING EXPENSES
Depreciation and amortization expense	-	7,067	5,228	14,135
General and administrative	69,031	118,433	138,779	187,186

Total Operating Expenses	69,031	125,500	144,007	201,321

OPERATING LOSS	(69,031)	(114,374)	(144,007)	(184,129)

OTHER INCOME (EXPENSE)
Loss on derivative	(293,472)	(26,588)	(389,913)	(75,146)
Interest expense	(33,214)	(8,119)	(65,363)	(66,678)
Total Other Income (Expense)	(326,686)	(34,707)	(455,276)	(141,824)

NET LOSS	$(395,717)	$(149,081)	$(599,283)	$(325,953)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	165,680,611	55,884,567	149,546,677	47,220,019

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Cash Flows
(Unaudited)

	For the Six months Ended May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(599,283)	$(325,953)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,228	14,135
Debt discount amortization	54,367	58,119
Debt offering cost amortization	1,638	2,204
Loss on derivative	389,913	75,146
Changes in operating assets and liabilities
Decrease in current assets	-	880
Increase (decrease) in accounts payable and accrued liabilities	50,440	19,481
Increase in related party accounts payable	96,000	96,000
Net Cash Used in Operating Activities	(1,697)	(59,988)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	-	53,400
Cash paid for debt offering costs	(505)	(2,500)
Net Cash Provided by Financing Activities	(505)	50,900

INCREASE (DECREASE) IN CASH	(2,202)	(9,088)

CASH AT BEGINNING OF PERIOD	2,800	18,131

CASH AT END OF PERIOD	$598	$9,043

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and accrued interest	$27,815	$95,683
Discount on convertible notes payable from derivative instrument	$57,500	$50,000
Settlement of derivative liability to additional paid-in capital	$54,819	$136,930
Contribution of wages payable to additional paid-in capital	$413,755	$-
Payment of accounts payable through third party convertible notes payable	$28,700	$-

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

1.      Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by Net Savings Link, Inc. ("NSL" or the "Company") in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.      Going Concern

NSL's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of May 31, 2014, company has accumulated deficit of $4,969,792 and a working capital deficit of $653,843. All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL's ability to continue as a going concern are as follows:

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

3.     Related Party Transactions

During the period ended May 31, 2014, the President and CEO and Vice President and director of the Company, elected to contribute a total of $413,755 in back due wages to additional paid-in capital. As of May 31, 2014 and November 30, 2013, the Company owed $0 and $317,755, respectively, to the President and CEO and Vice President and director of the Company for back due wages.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

4.     Convertible Promissory Notes Payable

During the six months ended May 31, 2014, the holder of two Convertible Promissory Notes elected to convert a total of $25,815 in principal and $2,000 in interest into 63,671,719 shares of the Company's common stock at an average conversion price of $0.0004 per share.

During February 2014, NSL issued an Unsecured Convertible Promissory Note for $23,700 (the "February 2014 Convertible Promissory Note").  The February 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock at any time at the option of the holder at a discount from market of 50% of the fair market value of one share of NSL's common stock based on the lowest bid during the thirty days prior to the conversion date.

During April 2014, NSL issued an Unsecured Convertible Promissory Note for $5,000 (the "April 2014 Convertible Promissory Note").  The April 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock at any time at the option of the holder at a discount from market of 35% of the fair market value of one share of NSL's common stock based on the average of the three lowest bid prices during the thirty days prior to the conversion date.

5.     Derivative Liabilities

NSL analyzed the conversion options embedded in the Convertible Promissory Notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments embedded in the above referenced convertible promissory notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the above referenced convertible promissory notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of NSL's common stock or other convertible instruments, the conversion price of the above referenced convertible promissory notes can be adjusted downward. Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes cannot be determined under this instrument, NSL cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments.

During the six months ended May 31, 2014, two Convertible Promissory Notes became convertible into shares of the Company's common stock. The fair value of the conversion options was determined to be $309,807 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $57,500 was recorded as debt discount and $252,307 was recorded as day one loss on derivative liability.

During the six months ended May 31, 2014, $25,815 in principal amounts of Convertible Promissory Notes were converted into common stock (see Notes 4 and 6), $54,819 in related derivative liability was extinguished through a charge to paid-in capital and $137,606 was recorded as a net loss on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2014:

Derivative liabilities November 30, 2013	$90,699
Addition of new derivative	57,500
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(54,819)
Losses on change in fair value	389,913
Balance at May 31, 2014	$483,293

The following table summarizes the loss on derivative liabilities included in the income statement for the six months ended May 31, 2014:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$252,307
Losses on change in fair value	137,606
Loss on derivative liabilities	$389,913

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the six months ended May 31, 2014 include (1) risk-free interest rates between 0.04% to 1.53%, (2) lives of between 0 and 4.8 years, (3) expected volatility of between 172% to 2,583%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

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

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

On February 11, 2014, the Company issued 4,709,677 shares of common stock for $1,460 of debt, or $0.00031 per share.

On February 14, 2014, the Company issued 4,689,655 shares of common stock for $1,360 of debt, or $0.00029 per share.

On February 20, 2014, the Company issued 4,689,655 shares of common stock for $1,360 of debt, or $0.00029 per share.

On May 13, 2014, the Company issued 8,183,673 shares of common stock for $4,010 of debt, or $0.0005 per share.

7.     Financial Instruments

ASC 820, Fair Value Measurements (ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

NSL's financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on May 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$483,293	$483,293

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on November 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$90,699	$90,699

8.   Subsequent Event

•	On June 2, 2014, the Company entered into a $21,500 convertible note agreement with Asher Enterprises, Inc with an annual interest rate of 8% and due on March 4, 2015.

•	On June 2, 2014, the Company granted Asher Enterprises, Inc 86 million warrant at an exercise price per share equal to $0.00025.

•	On June 16, 2014 and June 19, 2014, Asher Enterprises, Inc converted an amount of $1,970 and $2,622 of convertible debt into 8,567,391 and 7,711,765 number of common stock.

•
On June 18, 2014, the Company entered into an agreement with Global Distribution Inc. a New York corporation ("GDI"); David Saltrelli and Peter Schuster, holders of all of the issued and outstanding shares of Series A preferred stock; and, Steven Baritz, the sole shareholder of GDI, wherein Steven Baritz acquired all of the issued and outstanding shares of Series A preferred stock (1,500,000 shares) from David Saltrelli and Peter Schuster in exchange for Baritz transferring all of the issued and outstanding shares of common stock of GDI to us. Each share of Series A preferred stock has 1,000 votes. The aforementioned shares of Series A preferred stock represented approximately 66.18% of our voting power. Upon completion of the aforementioned transaction, the David Saltrelli and Peter Schuster, will continue to own 7,200,000 shares of our common stock and in the event of any action which causes a reduction in said shares, the Company will issue additional shares of common stock to David Saltrelli and Peter Schuster in order to maintain their ownership in 7,200,000 shares of the common stock.

•
On June 18, 2014, Steven Baritz was appointed to the board of directors and appointed president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer. Thereafter, David Saltrelli, Peter Schuster, and Jon Wallen resigned as officers and directors. The Company has not entered into any compensation arrangements with Mr. Baritz with respect to his employment with the Company.

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

RESULTS OF OPERATIONS

Working Capital

	May 31,	November 30,
	2014	2013
Current Assets	$997	$4,332
Current Liabilities	654,840	560,509
Working Capital (Deficit)	$(653,843)	$(556,177)

Cash Flows

	Six months ended	Six months ended
	May 31, 2014	May 31, 2013
Cash Flows Used in Operating Activities	$(1,697)	$(59,988)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	(505)	50,900
Net Increase (Decrease) in Cash During Period	$(2,202)	$(9,088)

Balance Sheet

As at May 31, 2014, the Company had total assets of $997 compared with total assets of $9,560 as at November 30, 2013.  The assets are mainly comprised of prepaid expenses and cash balances in the Company's bank account.

The Company had total liabilities of $654,840 at May 31, 2014 compared with $560,509 as at November 30, 2013.  The increase in total liabilities is mainly attributed to a $392,594 increase in derivative liability as well as a $19,740 increase in accounts payable and other liabilities, partially offset by a $317,755 decrease in amounts due related parties contributed to additional paid-in capital.

Operating Revenues

During the six months ended May 31, 2014, the Company received $0 in revenue, compared to $17,192 of revenue in the same period ended May 31, 2013.

Operating Expenses

During the six months ended May 31, 2014, the Company incurred operating expenses totaling $144,007 compared with $201,321 for the six months ended May 31, 2013.  The decrease in operating expenses is mainly attributed to a decrease in general and administrative expenses of $48,408 from the reduction of operating activities as well as a reduction of $8,907 in depreciation expense.

Net Loss

During the six months ended May 31, 2014, the Company realized net loss of $599,283 compared with a net loss of $325,953 for the six months ended May 31, 2013.  The increase in net loss was primarily due to an increase of approximately $314,767 in losses on derivative, partially offset by a $57,315 reduction in operating expenses for the six months ended May 31, 2014 compared to the six months ended May 31, 2013.

Liquidity and Capital Resources

As at May 31, 2014, the Company had a cash balance of $598 and a working capital deficit of $653,843 compared with a cash balance of $2,800 and working capital deficit of $556,177 at November 30, 2013.  The decrease in working capital is mainly due to a $392,594 increase in derivative liability as well as a $19,740 increase in accounts payable and other liabilities, partially offset by a $317,755 decrease in amounts due related parties contributed to additional paid-in capital during the six months ended May 31, 2014.

Cash Flows from Operating Activities

During the six months ended May 31, 2014, the Company used $1,697 of cash flow from operating activities compared with use of $59,988 of cash flow during the six months ended May 31, 2013.  The decrease in the use of cash flow for operating activities is mainly due to decrease in overall operating activity during the six months ended May 31, 2014 compared to the six months ended May 31, 2013.

Cash Flows from Investing Activity

The Company did not have any investing activities during the three month periods ending May 31, 2014 and 2013.

Cash Flows from Financing Activities

During the three months ended May 31, 2014, the Company received proceeds of $28,700 from two convertible promissory note, which are unsecured, convertible into the common stock of the Company, due interest at 8% per annum and mature approximately nine months from the dates of issuance. The lenders directly paid accounts payable on behalf of the Company and was therefore recorded as a noncash transaction on the statement of cash flows.  During the six months ended May 31, 2013, the Company received proceeds of $53,400, during the six months ended May 31, 2012, the Company received proceeds of

Going Concern

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

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president's lack of experience with his reporting and disclosure obligations, lack of proper segregation of duties due to limited personnel, and a lack of formal review process that includes multiple levels of review, resulting in audit adjustments related to the derivative liability account, accounting of the Company's convertible debt instruments and conversions and bad debt.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                    UNREGISTERED SALE OF EQUITY SECURITIES.

During the quarter ended May 31, 2014, we issued 8,183,673 restricted shares of common stock.  The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5.                    OTHER INFORMATION.

During the quarter ended May 31, 2014, we issued 8,183,673 restricted shares of common stock.  The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  We failed to file a Form 8-K in connection with the foregoing.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Stock Exchange Agreement				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of July, 2014.

NET SAVINGS LINK INC.
(the "Registrant")

BY:	STEVEN BARITZ
Steven Baritz
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Stock Exchange Agreement				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X