Form 10-Q
period 2014-08-31
Net Savings Link, Inc.
filed 2014-10-20
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

4747 – 20 Nesconset Highway
Port Jefferson, NY   11776
(Address of principal executive offices) (Zip Code)

(516) 246-6435
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of October 17, 2014, there were 1,057,484,075 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
Consolidated Balance Sheets
(Unaudited)

August 31, 2014
ASSETS

Current assets
Cash	$13,909
Other current assets	5,889

Total Current Assets	19,798

TOTAL ASSETS	$19,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$60,519

Derivative liabilities	196,379
Convertible notes payable, net of debt discount of $22,203	173,777

Total Current Liabilities	430,675

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.00001 par value, 1,000,000,000 shares authorized, 1,500,000 shares issued and outstanding	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 603,351,218 shares issued and outstanding	603,350
Additional paid-in capital	(945,107)
Accumulated deficit	(69,135)

Total Stockholders' deficit	(410,877)

TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT	$19,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended August 31, 2014	From Inception on May 5, 2014 Through August 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	84,912	84,912

Total Operating Expenses	84,912	84,912

OPERATING LOSS	(84,912)	(84,912)

OTHER INCOME (EXPENSE)
Gain on derivative	72,382	72,382
Interest expense	(56,605)	(56,605)
Total Other Income (Expense)	15,777	15,777

NET LOSS	$(69,135)	$(69,135)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	287,956,154	224,508,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
Consolidated Statements of Cash Flows
(Unaudited)

From Inception on May 5, 2014 Through August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(69,135)
Items to reconcile net loss to net cash used in operating activities:
Debt discount amortization	9,237
Debt offering cost amortization	2,010
Gain on derivative	(72,382)
Penalty on default of convertible promissory notes	36,978
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	7,201
Net Cash Used in Operating Activities	(86,091)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	106,000
Cash paid for debt offering costs	(6,000)
Net Cash Provided by Financing Activities	100,000

INCREASE (DECREASE) IN CASH	13,909

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$13,909

CASH PAID FOR:
Interest	$-
Income taxes	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and accrued interest	$91,848
Settlement of derivative liability to additional paid-in capital	$304,197
Net liabilities of NSL assumed by GDI upon acquisition	$739,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC.
Notes to the Unaudited Consolidated Financial Statements

1.      Nature of Operations and Continuance of Business

The unaudited interim consolidated financial statements included herein have been prepared by Net Savings Link, Inc. and its wholly owned subsidiary Global Distribution Network, Inc. (collectively, "NSL" or the "Company") in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as would be required to be reported in Form 10-K have been omitted.

On June 18, 2014, NSL entered into a Share Exchange Agreement with Global Distribution Inc. ("GDI"), incorporated in the State of New York on May 5, 2014; David Saltrelli and Peter Schuster, holders of all of the issued and outstanding shares of Series A Preferred Stock of NSL; and, Steven Baritz, the sole shareholder of GDI. As a result of the Share Exchange Agreement, Steven Baritz acquired all of the issued and outstanding shares of Series A preferred stock of NSL (1,500,000 shares) from David Saltrelli and Peter Schuster in exchange for Baritz transferring all of the issued and outstanding shares of common stock of GDI to NSL. The shares of Series A preferred stock have 1,000 votes each and represent approximately 66.18% of NSL's voting power.

Effective June 18, 2013, Steven Baritz was appointed to the board of directors and appointed president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer, David Saltrelli, Peter Schuster, and Jon Wallen resigned as officers and directors.  David Saltrelli and Peter Schuster, will continue to own 7,200,000 shares of our common stock and in the event of any action which causes a reduction in said shares, the Company will issue additional shares of common stock to David Saltrelli and Peter Schuster in order to maintain their ownership in 7,200,000 shares of the common stock.

For accounting purposes, the Share Exchange Agreement is being accounted for as a recapitalization of NSL, with GDI considered the accounting acquirer. GDI had no assets or liabilities and NSL did not recognize goodwill or any intangible assets as a result of the transaction.  NSL had $739,686 of net liabilities at the date of the transaction. The historical consolidated financial statements presented include only the operations of GDI since its inception and NSL since June 18, 2014.  The Company selected November 30 as its fiscal year end.

2.      Going Concern

NSL's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of August 31, 2014, company has accumulated deficit of $69,135 and a working capital deficit of $410,877. All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL's ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2014, NSL entered into several financing transactions and continues to try to raise funds in 2014. The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

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

3.      Convertible Promissory Notes Payable

During the period ended August 31, 2014, the holder of four Convertible Promissory Notes elected to convert a total of $91,848 in principal and interest into 422,520,696 shares of the Company's common stock at an average conversion price of $0.0002 per share.

During June 2014, NSL issued an Unsecured Convertible Promissory Notes for $53,000 (the "June 2014 Convertible Promissory Note").  The June 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock 180 days from the date of issuance.  The June 2014 Convertible Promissory Note is convertible at a discount from market of 55% of the average of the three lowest bid prices during the twenty trading days prior to the conversion date.

During June 2014, as a result of the Company's failure to pay amounts due under certain assumed convertible promissory notes from NSL, the Company incurred a penalty of $36,978, which was added to the principal amounts of the respective outstanding Convertible Promissory Notes.

During July 2014, NSL issued an Unsecured Convertible Promissory Note for $53,000 (the "July 2014 Convertible Promissory Note").  The July 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, convertible 180 days from the date of issuance, accrues interest at 8% per annum and is convertible at a discount from market of 55% of the average of the three lowest bid prices during the twenty trading days prior to the conversion date.

4.      Derivative Liabilities

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

During the period ended August 31, 2014, one Convertible Promissory Notes became convertible into shares of the Company's common stock. The fair value of the conversion options was determined to be $62,279 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $23,700 was recorded as debt discount and $38,579 was recorded as day one loss on derivative liability.

During the period ended August 31, 2014, $91,848 in principal and accrued interest on Convertible Promissory Notes was converted into common stock, $304,197 in related derivative liability was extinguished through a charge to paid-in capital and $72,382 was recorded as a net gain on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2014:

Derivative liabilities May 5, 2014 (Inception)	$-
Assumption of derivative due to merger	572,958
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(304,197)
Gains on change in fair value	(72,382)
Balance at August 31, 2014	$196,379

The following table summarizes the loss on derivative liabilities included in the income statement for the period ended August 31, 2014:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$(38,597)
Fair value of convertible note default principal penalty	(828,082)
Gains on change in fair value	794,297
Gain on derivative liabilities	$72,382

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the period ended August 31, 2014 include (1) risk-free interest rates between 0.04% to 1.53%, (2) lives of between 0 and 4.76 years, (3) expected volatility of between 200% to 409%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

5.      Common Stock

During June 2014, the Company issued 45,336,654 shares of common stock for $20,542 of debt, or $0.0004 per share.

During July 2014, the Company issued 151,112,613 shares of common stock for $37,520 of debt and $2,136 of accrued interest, or $0.0002 per share.

During August 2014, the Company issued 226,071,429 shares of common stock for $31,650 of debt, or $0.0002 per share.

6.      Financial Instruments

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on August 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$196,379	$196,379

7.      Subsequent Events

During September 2014, the Company issued 337,142,857 shares of common stock for $36,240 of debt and accrued interest, or $0.0001 per share.

During October 2014, the Company issued 117,000,000 shares of common stock for $4,680 of debt, or $0.0004 per share.

We amended our articles of incorporation to increase our authorized shares of common stock from 1,000,000,000 shares to 3,000,000,000 shares with a par value of $0.001 per share.

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

RESULTS OF OPERATIONS

Working Capital

August 31,
2014
Current Assets	$19,798
Current Liabilities	430,675
Working Capital (Deficit)	$(410,877)

Cash Flows

From Inception on May 5, 2014 Through
August 31, 2014
Cash Flows Used in Operating Activities	$(86,091)
Cash Flows Used in Investing Activities Cash Flows Provided by Financing Activities	-
100,000

Net Increase (Decrease) in Cash During Period	$13,909

Balance Sheet

As at August 31, 2014, the Company had total assets of $19,798.  The assets are mainly comprised of prepaid expenses and cash balances in the Company's bank account.

The Company had total liabilities of $430,675 at August 31, 2014.  The liabilities are comprised of $196,379 in derivative liabilities, $173,777 in convertible promissory notes payable and $60,519 in accounts payable and accrued expenses.

Operating Revenues

The Company received $0 in revenue during the period ended August 31, 2014.

Operating Expenses

During the period ended August 31, 2014, the Company incurred operating expenses totaling $84,912, comprised of general and administrative expenses.

Net Loss

During the period ended August 31, 2014, the Company realized net loss of $69,135, comprised of $84,912 of operating expenses, $56,605 in interest expense and a gain of $72,382 on derivative.

Liquidity and Capital Resources

As at August 31, 2014, the Company had a cash balance of $13,909, total assets of $19,798, total liabilities of $430,675, and a working capital deficit of $410,877.

Cash Flows from Operating Activities

During the period ended August 31, 2014, the Company used $86,091 of cash flow from operating activities, mainly due to the $69,135 net loss during the period ended August 31, 2014.

Cash Flows from Investing Activity

The Company did not have any investing activities during the period ended August 31, 2014.

Cash Flows from Financing Activities

During the period ended August 31, 2014, the Company received proceeds of $106,000 from three convertible promissory notes, which are unsecured, convertible into the common stock of the Company, due interest at 8% per annum and mature approximately nine months from the dates of issuance.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                    UNREGISTERED SALE OF EQUITY SECURITIES.

During the quarter ended August 31, 2014, we issued 422,520,696 restricted shares of common stock.  The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were issued to retire debt of $89,712.

ITEM 5.                    OTHER INFORMATION.

During the quarter ended August 31, 2014, we issued 422,520,696 restricted shares of common stock.  The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  We failed to file a Form 8-K in connection with the foregoing. The shares were issued to retire debt of $89,712.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Stock Exchange Agreement with Global Distribution Inc.				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of October, 2014.

NET SAVINGS LINK INC.
(the "Registrant")

BY:	STEVEN BARITZ
Steven Baritz
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Stock Exchange Agreement with Global Distribution Inc.				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.