Form 10-K
period 2014-11-30
Net Savings Link, Inc.
filed 2015-03-17
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2014

Commission File Number: 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

NEVADA
(State or other jurisdiction of incorporation or organization)

4747-20 Nesconset Highway
Port Jefferson, New York 11776
 (Address of principal executive offices and Zip Code)

(516) 246-6435
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES □     NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☒     NO □

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	□	Accelerated Filer	□
Non-accelerated Filer (Do not check if a smaller reporting company)	□	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES □     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 17, 2015: $159.368.

At March 17, 2015, 2,615,087,408 shares of the registrant's common stock were outstanding.

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

ITEM 1.     BUSINESS.

General

We were incorporated under the laws of the State of Nevada as Calibert Explorations, Ltd. on February 21, 2007. On November 11, 2010, we changed our name to Net Savings Link, Inc. (hereinafter "Net Savings" "Company," "we," "us," and/or "our") to reflect our then business.

Our business office and mailing address is located at 4747-20 Nesconset Highway, Port Jefferson, New York 11776.  Our current office is located and the State of New York.  We are not registered as a foreign corporation with New York and therefore are not qualified to transact business in the State of New York.

On June 18, 2014, we entered into a Share Exchange Agreement with Global Distribution Inc. ("GDI"), incorporated in the State of New York on May 5, 2014; David Saltrelli and Peter Schuster, our former officers and directors and holders of all of our issued and outstanding shares of Series A Preferred Stock; and, Steven Baritz and the sole shareholder of GDI. As a result of the Share Exchange Agreement, Mr. Baritz acquired all of our issued and outstanding shares of Series A preferred stock (1,500,000 shares) from Mr. Saltrelli and Mr. Schuster in exchange for Mr. Baritz transferring all of the issued and outstanding shares of GDI's common stock to our company. The shares of Series A preferred stock have 1,000 votes each and represented approximately 89% of NSL's voting power.

Effective June 18, 2014, Mr. Baritz was appointed to the board of directors and appointed president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer, Mr. Saltrelli and Mr. Schuster, and Jon Wallen resigned as officers and directors.  Mr. Saltrelli and Mr. Schuster stock ownership will be maintained at 7,200,000 shares of our common stock and in the event of any action which causes a reduction in said shares.  If necessary, we will issue additional shares of common stock to Mr. Saltrelli and Mr. Schuster in order to maintain their ownership in 7,200,000 shares of the common stock.

We are currently engaged in the business of the licensing and sale of a vitamin and mineral dietary supplement product line that is called "Nutra Horizons" wellness products.

Nutra Horizon

On July 30, 2014, Global Distribution Corp., Inc. ("Global Corp."), our subsidiary corporation, entered into a joint venture agreement ("Joint Venture Agreement") with Oglethorpe Ltd. ("Oglethorpe"), a New York corporation, wherein it was agreed the parties would produce and market certain products and form a joint venture under the general partnership laws of the State of New York, for the limited purpose of managing producing, distributing and developing the products in such other business as the Global Corp. and Oglethorpe may agree upon in writing.  The principal office and place of business of the joint venture will be maintained at the office of Oglethorpe or such other place.

Oglethorpe will provide Global Corp. with the license to exclusively market and sell the products provided by Oglethorpe with the private label under the name "Nutra Horizons."  The Nutra Horizon product line is a vitamin and mineral dietary supplement.   Oglethorpe will retain all intellectual property rights of the products.  Global Corp will provide financial capital and marketing to promote the Nutra Horizon product line.  Since executing the Joint Venture Agreement, the joint venture has had insufficient capital to market and promote the Nutra Horizon product line.

Website

We created and are maintaining a website which allows us to market our services on the Internet.  We have not begun to sell or market our products online.

Competition

Our products include intellectual property obtained from third parties obtain by agreement of a joint venture. Further, these third parties maintain the right to control the content and composition of the product and labeling of the same joint venture agreement.  It may be necessary in the future to seek or renew licenses relating to various aspects of our products. There is no guarantee that such licenses or agreements can be obtained on reasonable terms or at all.

Distribution, Sales, and Marketing

We will be marketing and distributing our products and services through various channels, including but not limited to:  online marketing, distributors, and the possibility of affiliate relationships.  We have not developed our distribution, sales and marketing network as at the date of this report.

Insurance Policies

We do not maintain any insurance policies.

Employees

We currently have no employees, other than our sole officer and director. We intend to hire additional employees, and retain the services of experts as needed. Employees will only be hired if we have sufficient revenues and/or cash to pay for their services. Until we have sufficient revenues and/or cash, all work and development will be done by independent contractors on a part-time or no-fee basis, but whom we will need to retain on a commercial basis to be able to support future business activities.

Facilities

Our office is located at 4747-20 Nesconset Highway, Port Jefferson, New York 11776. We sublease this facility pursuant to a sublease agreement with National Cancer Research Fund. The sublease expires on July 20, 2015. There will be no holding over the sublease. The monthly lease payment is $500 per month.

Available Information

Our Web site address is www.netsavingslink.com. We file with or furnish to the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information portion of our Web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

We currently have do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares of common stock are quoted on the Bulletin Board operated by the Financial Industry Regulatory Authority ("FINRA") under the symbol "NSAV", the high and low bid information for our common stock has been as follows:

Fiscal Year – 2014		High Bid	Low Bid
Fourth Quarter:	09/01/14 to 11/30/14	$0.0006	$0.0001
Third Quarter:	06/01/14 to 08/31/14	$0.0048	$0.0001
Second Quarter:	03/01/14 to 05/31/14	$0.0017	$0.0003
First Quarter:	12/01/13 to 02/28/14	$0.0050	$0.0050

Fiscal Year – 2013		High Bid	Low Bid
Fourth Quarter:	09/01/13 to 11/30/13	$0.0024	$0.0010
Third Quarter:	06/01/13 to 08/31/13	$0.0070	$0.0012
Second Quarter:	03/01/13 to 05/31/13	$0.0190	$0.0110
First Quarter:	12/01/12 to 02/28/13	$0.0225	$0.0030

Chill

We have been advised that our common stock is subject to a "chill."  A chill is a restriction placed by Depository Trust Clearing ("DTC") on one more of DTC's services, such as limiting a DTC participant's ability to make a deposit or withdrawal of the security at DTC.  A chill may remain imposed on a security for just a few days or for an extended period of time depending upon the reasons for the chill and whether the issuer or transfer agent corrects the problem.  We do not know why a chill was placed upon our common stock.  We are in the process of learning why and intend to take all necessary steps to have the chill remove.

Holders

As of November 30, 2014, we had 105 holders of our shares of common stock and 1,593,677,408 shares of our common stock are issued and outstanding of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution. We have 1,500,000 shares of our preferred stock issued and outstanding held by one person, our president Mr. Baritz.

Dividends

We have not declared any cash dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay cash dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – "Private Corporations" of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare cash dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring cash dividends where, after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance under Equity Compensation Plans

On March 27, 2012, a Form S-8 Registration Statement (SEC file #333-180365) was filed by us together with our 2012 Non-Qualified Stock Option Plan (the "Plan") relating to 50,000,000 shares of our common stock, par value $0.001 per share, to be offered and sold to accounts of eligible persons.

Equity Compensation Plan
Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	30,000,000

Total	0	0	30,000,000

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

Our amended Articles of Incorporation authorize us to issue up to 3,000,000,000 shares of common stock, $0.001 par value. Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

We are authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that have been issued or shares of preferred stock that our Board of Directors may decide to issue in the future.

As of November 30, 2014, we had 1,593,677,408 shares of common stock issued and outstanding.

Preferred Shares

We are authorized to issue up to 100,000,000 shares of preferred stock.  As of November 30, 2014, we have issued 1,500,000 shares of Series A preferred stock.  Each share of Series A Preferred Stock has 1,000 and votes with common on all matters submitted to shareholders.  The Series A Preferred Stock has no dividend rights and in the event of liquidation, holders of Series A Preferred Stock will be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to Series A Preferred Stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution. Neither the sale, lease or exchange of all or substantially all of our property and assets, nor any consolidation or merger, shall be deemed to be a liquidation.   The 1,500,000 shares of Series A Preferred Stock are owned by Steven Baritz, our president.
Shares Eligible for Future Sale

As of November 30, 2014, we had 1,593,677,408 shares of our common stock issued and outstanding.

From time to time, certain of our stockholders may be eligible to sell some or all of their restricted shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain volume restrictions and restrictions on the manner of sale. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Transfer Agent

Pacific Stock Transfer Inc.
4045 South Spencer Street
Suite 403
Las Vegas, Nevada   89119
(702) 361-3033 Phone
(702) 433-1979 Fax
info@pacificstocktransfer.com Email

Recent Sales of Unregistered Securities

Issuance and sales of securities without registration during the fourth quarter comprise of the following transactions, as described as follows:

During September 2014, we issued 337,142,857 shares of common stock for Asher Enterprises for $33,280 of debt conversion, or $0.0001 per share.

During October 2014, we issued 314,250,000 shares of common stock to Asher Enterprises for $12,570 of debt conversion, or $0.00004 per share.

During November 2014, we issued 238,933,333 shares of common stock to Asher Enterprises for $10,310 of debt conversion, or $0.00004 per share.

On November 18, 2014 we entered into an agreement with Brian Griffin to sell him 100,000,000 restricted shares of our common stock in consideration of $10,000.  On November 18, 2014 Mr. Griffin paid us the $10,000 and we issued him 100,000,000 restricted shares of our common stock.

Convertible Securities

KBM Worldwide, Inc.

KBM Worldwide 2014 Note 1

On June 25, 2014, we entered into an agreement for the sale of a Convertible Promissory Note ("KBM Worldwide 2014 Note 1") in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. ("KBM Worldwide"), a New York corporation, and Net Savings Link, Inc. The KBM Worldwide 2014 Note 1 closed on June 30, 2014 and matures on March 27, 2015. The KBM Worldwide 2014 Note 1 calculation of variable convertible price is as follows:

The conversion price (the "Conversion Price") shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the Counter Bulletin Board, Pink Sheets electronic quotation system or applicable trading market (the "OTC") as reported by a reliable reporting service ("Reporting Service") designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the "pink sheets". If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. "Trading Day" shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Net Savings analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. KBM Worldwide 2014 Note 1 is attached hereto as an exhibit.

KBM Worldwide 2014 Note 2

On July 11, 2014, we entered into an agreement for the sale of a Convertible Promissory Note ("KBM Worldwide 2014 Note 2") in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. ("KBM Worldwide"), a New York corporation, and Net Savings Link, Inc. The KBM Worldwide 2014 Note 1 closed on July 24, 2014 and matures on April 14, 2015. The KBM Worldwide 2014 Note 2 calculation of variable convertible price is as follows:

The conversion price (the "Conversion Price") shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the Counter Bulletin Board, Pink Sheets electronic quotation system or applicable trading market (the "OTC") as reported by a reliable reporting service ("Reporting Service") designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the "pink sheets". If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. "Trading Day" shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Net Savings analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. KBM Worldwide 2014 Note 2 is attached hereto as an exhibit.

KBM Worldwide 2014 Note 3

On October 13, 2014, we entered into an agreement for the sale of a Convertible Promissory Note ("KBM Worldwide 2014 Note 3") in the principal amount $16,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. ("KBM Worldwide"), a New York corporation, and Net Savings Link, Inc. The KBM Worldwide 2014 Note 3 closed on October 20, 2014 and matures on July 15, 2015. The KBM Worldwide 2014 Note 3 calculation of variable convertible price is as follows:

The conversion price (the "Conversion Price") shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the Counter Bulletin Board, Pink Sheets electronic quotation system or applicable trading market (the "OTC") as reported by a reliable reporting service ("Reporting Service") designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the "pink sheets". If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. "Trading Day" shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Net Savings analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. KBM Worldwide 2014 Note 3 is attached hereto as an exhibit.

KBM Worldwide 2014 Note 4

On December 24, 2014, we entered into an agreement for the sale of a Convertible Promissory Note ("KBM Worldwide 2014 Note 4") in the principal amount $104,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. ("KBM Worldwide"), a New York corporation, and Net Savings Link, Inc. The KBM Worldwide 2014 Note 4 closed on January 21, 2015 and matures on September 29, 2015. The KBM Worldwide 2014 Note 4 calculation of variable convertible price is as follows:

The conversion price (the "Conversion Price") shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the Counter Bulletin Board, Pink Sheets electronic quotation system or applicable trading market (the "OTC") as reported by a reliable reporting service ("Reporting Service") designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the "pink sheets". If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. "Trading Day" shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Net Savings analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. KBM Worldwide 2014 Note 4 is attached hereto as an exhibit.

KBM Worldwide 2014  Note 1, KBM Worldwide 2014 Note 2, KBM Worldwide 2014 Note 3 and KBM Worldwide 2014 Note 4 (collectively, the "KBM Worldwide 2014 Notes") are convertible into shares of our common stock based upon a discount to the market price. The conversion terms of these convertible notes are based upon a discount as described above as the "Variable Convertible Price" and, as a result, the lower the stock price at the time KBM Worldwide converts the convertible notes, the more shares of our common stock KBM Worldwide will receive. The number of shares of common stock issuable upon conversion of these convertible notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these convertible notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if KBM Worldwide opts to convert these convertible notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTCBB. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the convertible note is potentially limitless. While the overall ownership of KBM Worldwide at any one moment may be limited to 4.99% of the issued and outstanding shares of our common stock, Asher may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these convertible notes.

Asher Enterprises, Inc.

Asher Enterprises, Inc. 2013 Note 1

On March 8, 2013, we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Enterprises 2013 Note 1") in the principal amount $42,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. ("Asher Enterprises"), a Delaware corporation, and Net Savings Link, Inc. During June 2014, we incurred a default penalty in the amount of $13,028 for failure to pay the note upon the original due date of November 4, 2013.

Between January and July 2014, Asher Enterprises exercised its right to convert all $55,528 of principal and penalties and $7,077 of accrued interest under the Asher Enterprises 2013 Note 1 into 133,692,723 restricted shares of the Company's common stock and the promissory note terminated.

Asher Enterprises, Inc. 2013 Note 2

On April 8, 2013, we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Enterprises 2013 Note 2") in the principal amount $10,900 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. ("Asher Enterprises"), a Delaware corporation, and Net Savings Link, Inc. During June 2014, we incurred a default penalty in the amount of $5,450 for failure to pay the note upon the original due date of January 10, 2014.

During July 2014, Asher Enterprises exercised its right to convert all $16,350 of principal and penalties and $2,091 of accrued interest under the Asher Enterprises 2013 Note 2 into 88,347,369 restricted shares of the Company's common stock and the promissory note terminated.

Asher Enterprises, Inc. 2013 Note 3

On June 25, 2013, we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Enterprises 2013 Note 3") in the principal amount $37,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. ("Asher Enterprises"), a Delaware corporation, and Net Savings Link, Inc. During June 2014, we incurred a default penalty in the amount of $18,500 for failure to pay the note upon the original due date of March 27, 2014.

Between July and September 2014, Asher Enterprises exercised its right to convert all $55,500 of principal and penalties and $8,141 of accrued interest under the Asher Enterprises 2013 Note 3 into 408,981,204 restricted shares of the Company's common stock and the promissory note terminated.

Asher Enterprises, Inc. 2013 Note 4

On October 2, 2013, we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Enterprises 2013 Note 4") in the principal amount $20,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. ("Asher Enterprises"), a Delaware corporation, and Net Savings Link, Inc. During June 2014, we incurred a default penalty in the amount of $10,250 for failure to pay the note upon the original due date of July 7, 2014.

Between September and November 2014, Asher Enterprises exercised its right to convert all $30,750 of principal and penalties and $4,733 of accrued interest under the Asher Enterprises 2013 Note 4 into 617,535,714 restricted shares of the Company's common stock and the promissory note terminated.

Asher Enterprises, Inc. 2014 Note 1

On December 30, 2013, we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Enterprises 2014 Note 1") in the principal amount $2,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. ("Asher Enterprises"), a Delaware corporation, and Net Savings Link, Inc.  During November 2014, we incurred a default penalty in the amount of $1,000 for failure to pay the note upon the original due date of June 23, 2014.

Between October and November 2014, Asher Enterprises exercised its right to convert all $3,000 of principal and penalties and $160 of accrued interest under the Asher Enterprises 2014 Note 1 into 51,333,333 restricted shares of the Company's common stock and the promissory note terminated.

Asher Enterprises, Inc. 2014 Note 2

On February 26, 2014 we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Enterprises 2014 Note 2") in the principal amount $23,700 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. ("Asher Enterprises"), a Delaware corporation, and Net Savings Link, Inc.  During November 2014, we incurred a default penalty in the amount of $11,850 for failure to pay the note upon the original due date of November 28, 2014.

During November 2014, Asher Enterprises exercised its right to convert $3,130 of principal under the Asher Enterprises 2014 Note 2 into 62,600,000 restricted shares of the Company's common stock. At November 30, 2014, $34,420 of principal and penalties were outstanding.

ITEM 6.     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital
November 30,
2014
Current Assets	$13,005
Current Liabilities	652,495
Working Capital (Deficit)	$(639,490)

Cash Flows
From Inception on May 5, 2014 Through
November 30, 2014
Cash Flows Used in Operating Activities	$(118,728)
Cash Flows Used in Investing Activities	-
Cash Flows Provided by Financing Activities	128,484
Net Increase (Decrease) in Cash During Period	$9,756

Balance Sheet

As at November 30, 2014, the Company had total assets of $13,005.  The assets are mainly comprised of prepaid expenses and cash balances in the Company's bank account.

The Company had total liabilities of $652,495 at November 30, 2014.  The liabilities are comprised of $390,020 in derivative liabilities, $157,020 in net convertible promissory notes payable, a $2,000 note payable to an officer and $103,455 in accounts payable and accrued expenses.

Operating Revenues

The Company received $0 in revenue during the period ended November 30, 2014.

Operating Expenses

During the period ended November 30, 2014, the Company incurred operating expenses totaling $183,179, comprised of general and administrative expenses.

Net Loss

During the period ended November 30, 2014, the Company realized net loss of $953,540, comprised of $183,179 of operating expenses, $172,431 in interest expense and a loss  $597,930 due to  change in fair value of derivative.

Liquidity and Capital Resources

As at November 30, 2014, the Company had a cash balance of $9,756, total assets of $13,005, total liabilities of $652,495, and a working capital deficit of $639,490.

Cash Flows from Operating Activities

During the period ended November 30, 2014, the Company used $118,728 of cash flow from operating activities, mainly due to a net loss of $953,540, offset by non-cash $597,930 loss on derivative, $78,667 increase in accrued expenses and liabilities, a $60,078 non-cash interest penalty on notes payable and $98,137 in amortization expense of debt offering and discount expense during the period ended November 30, 2014.

Cash Flows from Investing Activity

The Company did not have any investing activities during the period ended November 30, 2014.

Cash Flows from Financing Activities

During the period ended November 30, 2014, the Company received proceeds of $122,000 from three convertible promissory notes, which are unsecured, convertible into the common stock of the Company, due interest at 8% per annum and mature approximately nine months from the dates of issuance.  The Company also received cash proceeds of $2,000 from a short-term, unsecured loan from an officer, $10,000 from the sale of 100,000,000 shares of the Company's common stock and $484 from the merger agreement with GDI, partially offset by the payment of $6,000 in debt offering costs.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

As long as we obtain loans from convertible debenture agreements, our stock prices are anticipated to depress, based on our historical market illiquidity and the business model of our convertible note holders, which typically involves them selling shares received upon conversion.  Under the terms of the debenture we borrow money, the note is repayable or convertible after a certain period of time.  If we do not repay the money, the holder exercises the conversion privilege and converts the note into our shares of common stock.  The holder seeks financial gain on the transaction, therefore, desires a low share price prior to conversion to obtain as many shares of stock as possible.  The holder may then sell the shares received into the open market.  If the holder has more than one debenture with the company the holder desires the share price to be low on conversion and high on sale.  As long as our company has convertible debenture agreements our stock prices are likely to be depressed.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Net Savings Link, Inc.
Port Jefferson, New York

We have audited the accompanying consolidated balance sheet of Net Savings Link, Inc. and its subsidiary (collectively, the "Company") as of November 30, 2014, and the related consolidated statement of operations and shareholders' deficit, and cash flows for the period from May 5, 2014 (inception) through November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and it subsidiaries as of November 30, 2014 and the related results of their operations and their cash flows for the period from May 5, 2014 (inception) through November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred net loss and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com
Houston, Texas
March 17, 2015

Index to Financials

NET SAVINGS LINK, INC. AND SUBSIDIARY
Consolidated Balance Sheet

November 30, 2014
ASSETS

Current assets
Cash	$9,756
Other current assets	3,249

Total Current Assets	13,005

TOTAL ASSETS	$13,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$103,455
Derivative liabilities	390,020
Note payable, related party	2,000
Convertible notes payable, net of debt discount of $23,900	157,020

Total Current Liabilities	652,495

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 1,500,000 shares issued and outstanding	15
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,593,677,408 shares issued and outstanding	1,593,678
Additional paid-in capital	(1,279,643)
Accumulated deficit	(953,540)

Total Stockholders' deficit	(639,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,005

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

NET SAVINGS LINK, INC. AND SUBSIDIARY
Consolidated Statement of Operations

From Inception on May 5, 2014 through November 30, 2014

REVENUES	$-

OPERATING EXPENSES

General and administrative	183,179
Total Operating Expenses	183,179

OPERATING LOSS	(183,179)

OTHER EXPENSES

Loss on derivative	597,930
Interest expense	172,431
Total Other Expenses	770,361

NET LOSS	$(953,540)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	598,897,053

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

NET SAVINGS LINK, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows

From Inception on May 5, 2014 through November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(953,540)
Items to reconcile net loss to net cash used in operating activities:
Debt discount amortization	93,487
Debt offering cost amortization	4,650
Loss on derivative	597,930
Penalty on default of convertible promissory notes	60,078
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	78,667
Net Cash Used in Operating Activities	(118,728)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired in merger agreement	484
Proceeds from convertible notes payable	122,000
Cash paid for debt offering costs	(6,000)
Proceeds from note payable, related party	2,000
Common stock issued for cash	10,000
Net Cash Provided by Financing Activities	128,484

INCREASE (DECREASE) IN CASH	9,756

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$9,756

CASH PAID FOR:
Interest	$-
Income taxes	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and accrued interest	$178,923
Settlement of derivative liability to additional paid-in capital	$567,789
Debt discount from convertible debt and warrants issued with convertible debt	$109,647
Net liabilities of NSL assumed by GDI upon acquisition	$442,662

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

NET SAVINGS LINK, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
For the Period From Inception on May 5, 2014 through November 30, 2014

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, May 5, 2014	-	$-	-	$-	$-	$-	$-
Common Stock issued for acquisition, June 18, 2014	180,830,522	180,831	1,500,000	15	(623,508)	-	(442,662)

Common stock issued for debt and interest	1,312,846,886	1,312,847	-	-	(1,133,924)	-	178,923

Common stock issued for cash	100,000,000	100,000	-	-	(90,000)	-	10,000

Reclassification of derivative liability to additional paid-in capital	-	-	-	-	567,789	-	567,789

Net loss for the period from inception on May 5, 2014 through November 30, 2014	-	-	-	-	-	(953,540)	(953,540)

Balance, November 30, 2014	1,593,677,408	$1,593,678	1,500,000	$15	$(1,279,643)	$(953,540)	$(639,490)

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

NET SAVINGS LINK, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements

1.            Nature of Operations and Continuance of Business

Net Savings Link, Inc. ("NSL", "the Company", or "Company") formerly known as Calibert Explorations, Ltd. was incorporated under the laws of the State of Nevada on February 21, 2007. NSL was organized to explore mineral properties in Canada; however, the Company decided to change its business strategy during fiscal year 2010 and on November 11, 2010, changed its name to Net Savings Link, Inc from Calibert Explorations, Ltd. to reflect their business objectives of being an online provider of discount offers and savings opportunities to the mass consumer market.

On June 18, 2014, NSL entered into a Share Exchange Agreement with Global Distribution Inc. ("GDI"), incorporated in the State of New York on May 5, 2014; David Saltrelli and Peter Schuster, holders of all of the issued and outstanding shares of Series A Preferred Stock of NSL; and, Steven Baritz, the sole shareholder of GDI. As a result of the Share Exchange Agreement, Steven Baritz acquired all of the issued and outstanding shares of Series A preferred stock of NSL (1,500,000 shares) from David Saltrelli and Peter Schuster in exchange for Baritz transferring all of the issued and outstanding shares of common stock of GDI to NSL. The shares of Series A preferred stock have 1,000 votes each and represent approximately 89% of NSL's voting power.

Effective June 18, 2014, Steven Baritz was appointed to the board of directors and appointed president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer, David Saltrelli, Peter Schuster, and Jon Wallen resigned as officers and directors.  David Saltrelli and Peter Schuster, will continue to own 7,200,000 shares of our common stock and in the event of any action which causes a reduction in said shares, the Company will issue additional shares of common stock to David Saltrelli and Peter Schuster in order to maintain their ownership in 7,200,000 shares of the common stock.

For accounting purposes, the Share Exchange Agreement is being accounted for as a recapitalization of NSL, with GDI considered the accounting acquirer. GDI had no assets or liabilities and NSL did not recognize goodwill or any intangible assets as a result of the transaction.  NSL had $442,662 of net liabilities at the date of the transaction. The historical consolidated financial statements presented include only the operations of GDI since its inception on May 5, 2014 and NSL since June 18, 2014.  The Company selected November 30 as its fiscal year end.

         Going Concern

NSL's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has not generated any revenues from operations and has accumulated $953,540 in losses since inception. As of November 30, 2014, NSL has working capital deficit of $639,490. These items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL's ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2014, NSL entered into several financing transactions and plans to continue to raise funds in 2015. The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

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

Index to Financials

2.            Summary of Significant Accounting Policies

a.      Basis of Presentation and Accounting Methods

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States using the accrual method of accounting. NSL's fiscal year-end is November 30.

b.      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. NSL regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. NSL bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by NSL may differ materially and adversely from NSL's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c.      Cash and Cash Equivalents

NSL considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2014 NSL had no cash equivalents.

d.      Intangible Assets

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

e.      Impairment of Intangible assets

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We evaluate intangible assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

f.       Basic and Diluted Net Income Per Share

NSL computes net income per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Index to Financials

g.      Financial Instruments

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on November 30, 2014:

	Level 1	Level 2	Level 3		Total
Assets
None	$-	$-		$-	$-
Liabilities
Derivative financial instruments	$-	$-	$	$ 390,020	$390,020

h.      Revenue Recognition

NSL recognizes revenue in accordance with ASC 605, Revenue Recognition.   Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.  NSL has had no revenues since inception on May 5, 2014.

i.       Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915).  Topic 915 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The effective date of Topic 915 I for annual reporting periods beginning after December 15, 2014, with early adoption permitted.  NSL elected to early adopt Topic 915 effective August 31, 2014.

Index to Financials

NSL has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

j.       Income Taxes

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

k.      Accounting for Derivative Instruments

NSL accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

NSL uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, NSL's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for NSL's liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, NSL seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. NSL categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. At November 30, 2014, NSL had a $390,020 derivative liability.

l.       Share-Based Compensation

NSL accounts for share-based compensation to employees in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation ("ASC 718-10") and share-based compensation to non-employees in accordance with ASC 505. These require the measurement and recognition of compensation expense for all share-based payment awards, including stock options based on the estimated fair values.

3.            Related Party Transactions

As of November 30, 2014, NSL owed an officer of the Company $67,808 for accrued compensation and $2,000 for a short term note payable, due upon demand, non-interest bearing.

4.	Convertible Promissory Notes Payable

As of November 30, 2014, there is unconverted principal of $20,570 and penalties totaling $11,850 on an unsecured convertible promissory note as a result of the Share Exchange Agreement. The unsecured convertible promissory note is due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days from the date of issue, which was August 25, 2014. The Convertible Promissory Note is convertible at a discount from market of 50% of the lowest bid price during the thirty trading days prior to the conversion date.  The original principal amount of the unsecured convertible promissory note was $23,700.  The unsecured convertible promissory note became due November 28, 2014 and $3,130 of principal was converted to common stock during November 2014.

Index to Financials

During the period ended November 30, 2014, holders of six unsecured convertible promissory notes elected to convert a total of $178,923 in principal and interest into 1,312,846,886 shares of NSL's common stock at an average conversion price of $0.00014 per share.

During December 2013, NSL issued an unsecured convertible promissory note for $2,000 (the "December 2013 Convertible Promissory Note").  The December 2013 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days.  The December 2013 Convertible Promissory Note is convertible at a discount from market of 35% of the average of the three lowest bid prices during the twenty trading days prior to the conversion date.

During February 2014, NSL issued an unsecured convertible promissory note for $23,700 (the "February 2014 Convertible Promissory Note").  The February 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days.  The February 2014 Convertible Promissory Note is convertible at a discount from market of 50% of the lowest bid price during the thirty trading days prior to the conversion date.

During April 2014, NSL issued an unsecured convertible promissory note for $5,000 (the "April 2014 Convertible Promissory Note").  The April 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days.  The April 2014 Convertible Promissory Note is convertible at a discount from market of 35% of the average of the three lowest bid prices during the thirty trading days prior to the conversion date.

During June 2014, NSL issued two unsecured convertible promissory notes for $21,500 and $53,000 (the "June 2014 Convertible Promissory Notes").  The June 2014 Convertible Promissory Notes are unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days.  The June 2014 Convertible Promissory Notes in the amounts of $21,500 and $53,000 are convertible at a discount from market of 35% and 55% of the average of the three lowest bid prices during the thirty and twenty trading days prior to the conversion date, respectively.

During July 2014, NSL issued an unsecured convertible promissory note for $53,000 (the "July 2014 Convertible Promissory Note").  The July 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days.  The July 2014 Convertible Promissory Note is convertible at a discount from market of 55% of the average of the three lowest bid prices during the twenty trading days prior to the conversion date.

During October 2014, NSL issued an unsecured convertible promissory note for $16,000 (the "October 2014 Convertible Promissory Note").  The October 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock at any time at the option of the holder.  The October 2014 Convertible Promissory Note is convertible at a discount from market of 55% of the average of the three lowest bid prices during the twenty trading days prior to the conversion date.

Between June and October 2014, as a result of NSL's failure to pay amounts due under seven assumed unsecured convertible promissory notes, NSL incurred penalties of $60,078 (the "Convertible Promissory Note Penalties"), which were added to the principal amounts of the respective outstanding Convertible Promissory Notes. The Convertible Promissory Note Penalties are convertible immediately at a discount from market of in accordance with the original terms of the six unsecured promissory notes.

As of November 30, 2014 accrued interest on the above mentioned unsecured convertible promissory notes totaled $6,004.

Index to Financials

5.            Derivative Liabilities

NSL analyzed the conversion options embedded in the June 2014, July 2014 and October 2014 Convertible Promissory Notes and the Convertible Promissory Note Penalties for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments embedded in the instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Additionally, the above referenced convertible promissory notes contain dilutive issuance clauses.  Under these clauses, based on future issuances of NSL's common stock or other convertible instruments, the conversion price of the above referenced convertible promissory notes can be adjusted downward. Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes cannot be determined under this instrument, NSL cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments.

During the period ended November 30, 2014, three unsecured convertible promissory note in the amount of $23,700, $5,000 and $21,500, respectively and Convertible Promissory Note Penalties totaling $60,078 became convertible into shares of the Company's common stock. The fair value of the conversion options of the unsecured convertible promissory notes was determined to be $261,548 and the fair value of the Convertible Promissory Note Penalties was determined to be $900,933 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $50,200 was recorded as debt discount and $211,348 was recorded as day one loss on derivative liability.    Upon the date the Convertible Promissory Note Penalties became convertible, $59,447 was recorded as debt discount and $841,486 was recorded as day one loss on derivative liability. The Company recorded day one loss $2,403 on the warrants derivatives.

During the period ended November 30, 2014, $178,923 in principal and accrued interest on unsecured convertible promissory notes was converted into common stock, $567,789 in related derivative liability was extinguished through a charge to paid-in capital, $411,818 was recorded as a net gain on mark-to-market of the debt conversion options, $49,188 was recorded as loss on mark-to-market of debt and $94,677 in gain on mark-to-market of warrants.

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2014:

Derivative liabilities May 5, 2014 (Inception)	$-
Addition of new derivative at date of merger June 18, 2014	250,232
Debt Discount	109,647
Day one loss due to convertible debt	1,052,834
Day one loss due to warrants	2,403
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(567,789)
Gain on change in fair value of the derivative	(457,306)
Balance at November 30, 2014	$390,020

The following table summarizes the loss on derivative liabilities included in the income statement for the period ended November 30, 2014:

Day one loss due to derivatives on convertible debt and warrants	$1,055,236
Gain on change in fair value of the derivative	(457,306)
Net loss on derivative liabilities	$597,390

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the period ended November 30, 2014 include (1) risk-free interest rates between 0.01% to 1.53%, (2) lives of between 0 and 4.51 years, (3) expected volatility of between 74% to 2,833%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

Index to Financials

6.            Stockholders' Equity

Common Stock

During June 2014, the Company issued 45,336,654 shares of common stock for $20,542 of debt of which $2,579 was accrued interest, or $0.0004 per share.

During July 2014, the Company issued 151,112,613 shares of common stock for $37,520 of debt of which $4,494 was accrued interest, or $0.0002 per share.

During August 2014, the Company issued 226,071,429 shares of common stock for $31,650 of debt of which $4,926 was accrued interest, or $0.0001 per share.

During September 2014, the Company issued 337,142,857 shares of common stock for $33,280 of debt of which $4,028 was accrued interest, or $0.0001 per share.

During October 2014, the Company issued 314,250,000 shares of common stock for $12,570 of debt of which $1,663 was accrued interest, or $0.00004 per share.

During November 2014, the Company issued 238,933,333 shares of common stock for $10,310 of debt of which $475 was accrued interest, or $0.00004 per share.

Series A Preferred Stock

As of November 30, 2014, there are 100,000,000 shares of $0.0001 par value Series A Preferred Stock authorized and 1,500,000 share issued.  The Series A Preferred Stock has no dividend rights and in the event of liquidation, holders of Series A Preferred Stock will be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to Series A Preferred Stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution. The shares of Series A preferred stock have 1,000 votes each. Neither the sale, lease, or exchange of all or substantially all of our property and assets, nor any consolidation or merger, shall be deemed to be a liquidation.

Common Stock Rights and Warrants

During March 2012, in conjunctions with the issuance of a $75,000 convertible note payable, NSL granted a stock purchase warrant for 100,000 shares for seven years at a conversion price of $0.75 per share.

During June 2014, in conjunction with the issuance of the $21,500 June 2014 Convertible Note Payable, NSL granted 86,000,000 warrants to purchase common stock at an exercise price of $0.00025 per share for five years.  The warrants were valued using the Black-Scholes option pricing model at a fair value of $0.0008 per share, resulting in a beneficial conversion feature of $21,500 being recorded as debt discount, which was amortized to interest expense during the period ended November 30, 2014.

During November 2014, in conjunction with the issuance of 100,000,000 shares of common stock for $10,000 cash, NSL granted rights to purchase up to $2,000 of common stock at a 25% discount off the thirty day selling price based on the OTC Market on the date of the sale.  As of November 30, 2014, the underlying shares as a result of these rights represent 8,163,265 shares of common stock. The common shares issued for cash were sold under par value of $0.001

Under ASC 815, NSL determined that the warrants and common stock rights should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement (see Note 5 above).

Index to Financials

The following table summarizes the options outstanding and associated activity for the period ended November 30, 2014:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Warrants exercisable at May 5, 2014	-	$0.0	-
Granted	94,263,265	0.001	4.20
Exercised	-	-	-
Expired	-	-	-
Warrants exercisable at November 30, 2014	94,263,265	0.001	4.20

The warrants were valued at using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.00014 – $0.00030
Exercise price	$0.0001 – $0.0002
Expected time to exercise	1 - 5 years
Risk free interest rate	0.01% - 1.53%
Volatility	421% - 557%
Expected forfeiture rate	0.00%

The outstanding warrants have an intrinsic value of $4,749 as of November 30, 2014.

7.            Income Taxes

NSL files income tax returns in the U.S. federal jurisdiction and the state of Florida.  NSL's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. NSL's income tax rate is 34% given there are no significant temporary or permanent differences between the financial statements and the income tax basis.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Net deferred tax assets consist of the following components as of November 30, 2014:

Deferred tax assets:
Net operating loss carry forward	$89,122
Valuation allowance	(89,122)
Net deferred tax asset	$-

NSL had net operating losses of approximately $262,123 that expire 20 years from when incurred.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Index to Financials

8.            Share Exchange Agreement

On June 18, 2014, NSL entered into a Share Exchange Agreement with Global Distribution Inc. ("GDI"), incorporated in the State of New York on May 5, 2014; David Saltrelli and Peter Schuster, holders of all of the issued and outstanding shares of Series A Preferred Stock of NSL; and, Steven Baritz, the sole shareholder of GDI. As a result of the Share Exchange Agreement, Steven Baritz acquired all of the issued and outstanding shares of Series A preferred stock of NSL (1,500,000 shares) from David Saltrelli and Peter Schuster in exchange for Baritz transferring all of the issued and outstanding shares of common stock of GDI to NSL. The shares of Series A preferred stock have 1,000 votes each and represent approximately 89%% of NSL's voting power.

For accounting purposes, the Share Exchange Agreement is being accounted for as a recapitalization of NSL, with GDI considered the accounting acquirer. GDI had no assets or liabilities and NSL did not recognize goodwill or any intangible assets as a result of the transaction.  NSL had $442,662 of net liabilities at the date of the transaction. The historical consolidated financial statements presented include only the operations of GDI since its inception on May 5, 2014, which was minimal, and NSL since June 18, 2014.  The Company selected November 30 as its fiscal year end.

The following is the detail of net liabilities of NSL as of June 18, 2014:

Assets
Cash	$484
Debt issue costs	1,899
Total Assets	2,383

Liabilities
Accounts payable	40,841
Accrued expenses	16,997
Derivative liability	250,232
Convertible notes payable, net of discount of $7,740	136,975
Total Liabilities	445,045

Net Liabilities at June, 18, 2014	$442,662

9.            Subsequent Events

During December 2014, NSL issued an Unsecured Convertible Promissory Note for $104,000 (the "December 2014 Convertible Promissory Note").  The December  2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock at any time at the option of the holder.  The December 2014 Convertible Promissory Note is convertible 180 days from the date of issue at a discount from market of 55% of the average of the three lowest bid prices during the fifteen trading days prior to the conversion date.

During December 2014, NSL issued a total of 250,400,000 shares of common stock for $18,780 of debt, or $0.00008 per share.

During January 2015, NSL issued a total of 430,510,000 shares of common stock for $20,380 of debt, or $0.00005 per share.

During February 2015, NSL issued a total of 340,500,000 shares of common stock for $13,260 of debt, or $0.00004 per share.

During March 2015, NSL issued 1,000,000 shares of Series A Preferred stock for past due wages of $67,000 and a short-term loan of $2,000 to an officer and director.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes or disagreements with our auditors during the past two years.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of November 30, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of November 30, 2014, was not effective.

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

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

We failed to file a Form 8-K in connection with the following event:

Recent Sales of Unregistered Securities

The only issuance and sales of securities without registration during the fourth quarter comprise of the transactions as described in Item 1 and Item 5 of this report and briefly here, as follows:

During September 2014, we issued 337,142,857 shares of common stock for Asher Enterprises for $33,280 of debt conversion, or $0.0001 per share.

During October 2014, we issued 314,250,000 shares of common stock to Asher Enterprises for $12,570 of debt conversion, or $0.00004 per share.

During November 2014, we issued 238,933,333 shares of common stock to Asher Enterprises for $10,310 of debt conversion, or $0.00004 per share.

On November 18, 2014 we entered into an agreement with Brian Griffin to sell him 100,000,000 restricted shares of our common stock in consideration of $10,000.  On November 18, 2014 Mr. Griffin paid us the $10,000 and we issued him 100,000,000 restricted shares of our common stock.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position

Steven Baritz	53	President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors

Set forth below is a brief description of the background and business experience of our sole officer and director:

Steven Baritz – President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

Since June 18, 2014, Mr. Baritz has been our President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors. Mr. Baritz has been the President and Chief Executive Officer of Island Federal Mortgage, Ltd., Hauppauge, New York. Island Federal Mortgage, Ltd., is a privately held residential and commercial mortgage license firm. Mr. Baritz's responsibilities include arranging for private and commercial mortgages and maintaining correspondent with institutional and private secondary market entities.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Baritz has not been the subject of the following events:

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

Audit Committee

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately -designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and

provide accountability for adherence to the code. A copy of the Code of Ethics is filed as Exhibit 14.1 to our Form S-1 Registration Statement filed on June 9, 2008.

Disclosure Committee

We do not have a disclosure committee or disclosure committee charter. Our disclosure committee is effectively comprised of our sole director, Mr. Baritz.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2014, all such filing requirements applicable to our sole officer and director were complied with.

Director Independence

We have no independent directors.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.

Conflicts of Interest

Our sole officer and director will devote time to projects that do not involve us.

Mr. Baritz, our sole officer and director, controls Global Distribution Inc. and certain of its affiliates, which may compete with us.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending November 30, 2014 for each of our officers and former officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table
							Nonqualified
						Non-Equity	Deferred
Name &				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Steven Baritz	2014	0	0	0	0	0	0	0	0
President, CEO, CFO	2013	0	0	0	0	0	0	0	0

David Saltrelli	2014	0	0	0	0	0	0	0	0
Former CEO, CFO, President	2013	96,000	0	0	0	0	0	0	96,000
(resigned 2014)

Peter Schuster	2014	0	0	0	0	0	0	0	0
Former Secretary/Treasurer	2013	96,000	0	0	0	0	0	0	96,000
(resigned 2014)

Employment Agreements

On the 16th day of June, 2014, we entered into an employment agreement with our president, Mr. Baritz for an annual salary contract of $150,000.  Under the terms of the employment contract, Mr. Baritz will be paid an annual salary of $150,000 that has been deferred to the options of preferred or common stock issuance until we can pay the salary of Mr. Baritz.  As of today, we have not granted Mr. Baritz any options.  We have deferred compensation owed to Mr. Baritz of $67,808 as at November 30, 2014.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.  The following table sets forth compensation paid to our directors from inception to our year end on November 30, 2014.  Since that time, we have not paid any compensation to any director.

Directors' Compensation Table
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Steven Baritz	0	0	0	0	0	0	0
David Saltrelli (resigned 2014)	0	0	0	0	0	0	0
Peter Schuster (resigned 2014)	0	0	0	0	0	0	0
Jon Wallen (resigned 2014)	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our stock option plan.  The stock option plan reserves 50,000,000 shares of common stock that may be issued at the discretion of the board of directors.

The following table sets forth information with respect to outstanding equity awards at November 30, 2014.

Outstanding Equity Awards at November 30, 2014
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Steven Baritz	0	0	0	0	0	0	0

The following table sets forth the information with respect to option exercises and stock vested for the year ended November 30, 2014.

Option Exercises and Stock Vested for the year ended November 30, 2014
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Steven Baritz	0	0	0	0

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our officers, directors, both individually and as a group, and the beneficial owners of 5% or more of our total outstanding shares on November 30, 2014. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of	Number of	Percentage of
Of Beneficial Owner	Common Shares	Ownership	Preferred Shares	Ownership

Steven Baritz	0	0.00%	1,500,000	100.00%

All officers and directors as a group (1 individual)	0	0.00%	1,500,000	100.00%

On August 6, 2012, we filed a Certificate of Designation with the Nevada Secretary of State, which designated 100,000,000 shares of preferred stock as "Series A Preferred Stock". Each share of Series A Preferred Stock has 1,000 votes. Accordingly the 1,500,000 shares of Series A Preferred Stock owned by Mr. Baritz have 1,500,000,000 votes. The Company shall not, without the affirmative vote or written consent of the holders of at least a majority of the outstanding Series A Preferred Stock (i) authorize or create any additional series of stock ranking prior to or on a parity with the Series A Preferred Stock as to dividends, voting rights, or the distribution of assets upon liquidation, or (ii) change any of the rights, privileges or preferences of the Series A Preferred Stock. Further, the holders of the Series A Preferred Stock and the Company's common stock shall vote as a single class on all matters submitted to stockholders, subject to the common shares having 1 vote per share and the Series A preferred shares, each having 1,000 votes per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have an accrued officer and shareholder payable of $2,000.  It is a loan from our president.  The loan was used as a short term note payable.  We are not able to generate sufficient working capital, therefore, we borrowed funds from him.  The loan was unsecured, non-interest bearing, and has no specific term of repayment. In the future there is no assurance Mr. Baritz will continue to loan us funds.

We have accrued compensation payable.  We are unable to generate sufficient capital to pay our officers' salaries, therefore, we accrued the salaries as a payable.  At November 30, 2014, we recorded Mr. Baritz salary $67,808 as accrued.

On June 9, 2008, we issued 3,000,000 total shares of common stock at a price of $0.001 per share to Andre Benard, who was our executive officer and a member of our board of directors for the sum of $3,000.  Mr. Benard resigned as an officer and from on the board on November 23, 2009, after appointing David Saltelli to the board.

On November 23, 2009, the shares owed by Mr. Benard were transferred to our incoming president and member of our board of directors, David Saltrelli.  Mr. Saltrelli subsequently distributed the total shares equally with incoming secretary/treasurer and member of the board of directors, Peter Schuster.  Mr. Saltrelli and Mr. Schuster resigned as officers and directors on June 18, 2014, after appointing Steven Baritz to the board.  Mr. Saltrelli and Mr. Schuster transfer all of the issued and outstanding shares of our Series A preferred stock to Mr. Baritz.  The aforementioned shares represent approximately 89%% of our voting power.

The shares were issued pursuant to Section 4(a)(2) of the Securities Act and are restricted shares as defined in the Securities Act.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$21,500	MaloneBailey LLP
2013	$21,800	MaloneBailey LLP

(2)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	MaloneBailey LLP
2013	$0	MaloneBailey LLP

(3)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MaloneBailey LLP
2013	$0	MaloneBailey LLP

(4)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

3.4	Articles of Incorporation – Global Distribution, Inc.				X

3.5	Bylaws of Global Distribution, Inc.				X

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.4	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.5	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.6	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.7	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.8	Sublease Agreement - Office dated July 15, 2014.				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2015.

NET SAVINGS LINK, INC.

BY:	STEVEN BARITZ
Steven Baritz
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEVEN BARITZ	President, Principal Executive Officer, Principal	March 17, 2015
Steven Baritz	Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

3.4	Articles of Incorporation – Global Distribution, Inc.				X

3.5	Bylaws of Global Distribution, Inc.				X

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.4	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.5	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.6	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.7	Convertible Promissory Note with KBM Worldwide, Inc.				X

10.8	Sublease Agreement - Office dated July 15, 2014.				X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.