Form 10-Q/A
period 2014-08-31
Net Savings Link, Inc.
filed 2015-04-07
CIK 1432176

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

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q for the period ended August 31, 2014, filed with the Securities and Exchange Commission ("SEC") on April 7, 2015, is to furnish the XBRL statements. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

RESULTS OF OPERATIONS

Working Capital

August 31,
2014
Current Assets	$19,798
Current Liabilities	430,675
Working Capital (Deficit)	$(410,877)

Cash Flows

From Inception on May 5, 2014 Through
August 31, 2014
Cash Flows Used in Operating Activities	$(86,091)
Cash Flows Used in Investing Activities	-
Cash Flows Provided by Financing Activities	100,000
Net Increase (Decrease) in Cash During Period	$13,909

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

ITEM 6.                          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Stock Exchange Agreement with Global Distribution Inc.	10-Q	10/20/14	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of April, 2014.

NET SAVINGS LINK INC.
(the "Registrant")

BY:	STEVEN BARITZ
Steven Baritz
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Stock Exchange Agreement with Global Distribution Inc.	10-Q	10/20/14	10.2

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X