Form 10-K/A
Net Savings Link, Inc.
filed 2015-04-10
CIK 1432176

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES □     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 17, 2015: $159,368.

At March 17, 2015, 2,615,087,408 shares of the registrant's common stock were outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended April 9, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

Facilities

Our office is located at 4747-20 Nesconset Highway, Port Jefferson, New York 11776. We sublease this facility pursuant to a sublease agreement with National Cancer Research Fund. The sublease expires on July 20, 2015. There will be no holding over under the sublease. The monthly lease payment is $500 per month.

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

During April 2014, NSL issued an unsecured convertible promissory note for $5,000 (the "April 2014 Convertible Promissory Note").  The April 2014 Convertible Promissory Note is unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days.  The April 2014 Convertible Promissory Note is convertible at a discount from market of 65% of the average of the three lowest bid prices during the thirty trading days prior to the conversion date.

During June 2014, NSL issued two unsecured convertible promissory notes for $21,500 and $53,000 (the "June 2014 Convertible Promissory Notes").  The June 2014 Convertible Promissory Notes are unsecured, due nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock after 180 days.  The June 2014 Convertible Promissory Notes in the amounts of $21,500 and $53,000 are convertible at a discount from market of 65% and 55% of the average of the three lowest bid prices during the thirty and twenty trading days prior to the conversion date, respectively.

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

(3)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MaloneBailey LLP
2013	$0	MaloneBailey LLP

(4)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	06/09/08	3.1

3.2	Bylaws.	S-1	06/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	08/06/12	3.1

3.4	Articles of Incorporation – Global Distribution, Inc.	10-K	03/17/14	3.4

4.1	Specimen Stock Certificate.	S-1	06/09/08	4.1

10.4	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.4

10.5	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.5

10.6	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.6

10.7	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.7

10.8	Sublease Agreement - Office dated July 15, 2014.	10-K	03/17/14	10.8

14.1	Code of Ethics.	S-1	06/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Designation.	8-K	08/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of April, 2015.

NET SAVINGS LINK, INC.

BY:	STEVEN BARITZ
Steven Baritz
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEVEN BARITZ	President, Principal Executive Officer, Principal	April 9, 2015
Steven Baritz	Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	06/09/08	3.1

3.2	Bylaws.	S-1	06/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

3.4	Articles of Incorporation – Global Distribution, Inc.	10-K	03/17/14	3.4

4.1	Specimen Stock Certificate.	S-1	06/09/08	4.1

10.4	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.4

10.5	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.5

10.6	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.6

10.7	Convertible Promissory Note with KBM Worldwide, Inc.	10-K	03/17/14	10.7

10.8	Sublease Agreement - Office dated July 15, 2014.	10-K	03/17/14	10.8

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X