Form 10-Q
period 2015-02-28
Net Savings Link, Inc.
filed 2015-04-20
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53346

NET SAVINGS LINK, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

4747-20 Nesconset Highway
Port Jefferson, NY   11776
(Address of principal executive offices)

(516) 246-6435
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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 17, 2015, there were 2,832,837,408 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	February 28, 2015	November 30, 2014
ASSETS

Current assets
Cash	$72,425	$9,756
Other current assets	7,675	3,249

Total Current Assets	80,100	13,005

TOTAL ASSETS	$80,100	$13,005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$143,733	$103,455
Derivative liabilities	177,735	390,020
Note payable, related party	2,000	2,000
Convertible notes payable, net of debt discount of $40,556 and $23,900, respectively	192,694	157,020

Total Current Liabilities	516,162	652,495

STOCKHOLDERS' EQUITY(DEFICIT)
Series A Preferred Stock, $0.0001 par value, 1000,000,000 shares authorized, 1,500,000 shares issued and outstanding	15	15
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 2,615,087,408 and 1,593,677,408 shares issued and outstanding	2,615,088	1,593,678
Additional paid-in capital	(2,053,318)	(1,279,643)
Accumulated deficit	(997,847)	(953,540)

Total Stockholders' Equity (deficit)	(436,062)	(639,490)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$80,100	$13,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

For the Three Months Ended February 28, 2015

REVENUES	$-

OPERATING EXPENSES

General and administrative expense	70,569
Total Operating Expenses	70,569

OPERATING LOSS	(70,569)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative	124,236
Interest expense	(97,974)
Total Other Income (Expense)	26,262

NET LOSS	$(44,307)
BASIC AND DILUTIVE NET LOSS PER COMMON SHARE	$(0.00)
BASIC AND DILUTIVE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,026,627,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended February 28,
2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(44,307)
Items to reconcile net loss to net cash used in operating activities:
Debt discount amortization	89,344
Debt offering cost amortization	4,574
Gain on derivative	(124,236)
Changes in operating assets and liabilities
Increase in other assets
Increase in accounts payable and accrued liabilities	42,294
Net Cash Used in Operating Activities	(32,331)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	104,000
Cash paid for debt offering costs	(9,000)
Net Cash Provided by Financing Activities	95,000

INCREASE IN CASH	62,669

CASH AT BEGINNING OF PERIOD	9,756

CASH AT END OF PERIOD	$72,425

CASH PAID FOR:
Interest	$-
Income taxes	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and accrued interest	$53,686
Discount on convertible notes payable from derivative instrument	$106,000
Settlement of derivative liability to additional paid-in capital	$194,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NET SAVINGS LINK, INC. AND SUBSIDIARY
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

2.     Going Concern

NSL's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of February 28, 2015, company has accumulated deficit of $997,847 and a working capital deficit of $436,062. All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL's ability to continue as a going concern are as follows:

In order to fund the start-up of operations during the year ended November 30, 2014, NSL entered into several financing transactions and continues to try to raise funds in 2015. The continuation of NSL as a going concern is dependent upon its ability to generating profitable operations that produce positive cash flows.  If NSL is not successful, it may be forced to raise additional debt or equity financing.

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

3.     Convertible Promissory Notes Payable

During the period ended February 28, 2015, the holder of two Convertible Promissory Notes elected to convert a total of $51,670 in principal and $2,016 in interest into 1,021,410,000 shares of the Company's common stock at conversion prices of between $0.00003 to $0.00012 per share.

During December 2014, NSL issued an Unsecured Convertible Promissory Note for $104,000 (the "December 2014 Convertible Promissory Note").  The December 2014 Convertible Promissory Note is unsecured, due approximately nine months from the date of issuance, accrues interest at 8% per annum and is convertible into shares of NSL's common stock at any time at the option of the holder.  The December 2014 Convertible Promissory Note is convertible at a discount from market of 55% of the average of the three lowest bid prices during the fifteen trading days prior to the conversion date.

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

During the period ended February 28, 2015, two Convertible Promissory Notes became convertible into shares of the Company's common stock. The fair value of the conversion options was determined to be $267,374 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $106,000 was recorded as debt discount and $161,374 was recorded as day one loss on derivative liability.

During the period ended February 28, 2015, $53,686 in principal and accrued interest on Convertible Promissory Notes was converted into common stock, $194,049 in related derivative liability was extinguished through a charge to paid-in capital and $124,236 was recorded as a net gain on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2015:

Derivative liabilities November 30, 2014	$390,020
Day one loss due to convertible debt	161,373
Debt discount	106,000
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(194,049)
Gains on change in fair value	(285,609)
Balance at February 28, 2015	$177,735

The following table summarizes the loss on derivative liabilities included in the income statement for the period ended February 28, 2015:

Day one loss due to convertible debt	$(161,373)
Gains on change in fair value	285,609
Gain on derivative liabilities	$124,236

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the period ended February 28, 2015 include (1) risk-free interest rates between 0.02% to 1.51%, (2) lives of between 0 and 4.26 years, (3) expected volatility of between 421% to 925%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

5.     Common Stock

During the three months ended February 28, 2015, the Company issued 1,021,410,000 shares of common stock for $51,670 of convertible debt and $2,016 of accrued interest, or $0.0001 per share.

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on February 28, 2015:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$177,735	$177,735

7.     Subsequent Events

During March 2015, the Company issued 207,750,000 shares of common stock for $7,250 of debt and $1,060 of accrued interest, or $0.00004 per share.

During March 2015, the Company issued its Chief Executive Officer 1,000,000 shares of Series A preferred stock for accrued wages of $67,000 and repayment of a short-term loan of $2,000.

During April 2015, the Company entered into an employment agreement with it Vice President of Operations.  The employment agreement provides for an annual salary of $79,000 per year, participation in future stock incentive programs, 1,750,000 share of the Company's Series A preferred stock and the issuance of 10,000,000 shares of the Company's common stock.

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

RESULTS OF OPERATIONS

Working Capital

	February 28,	November 30,
	2015	2014
Current Assets	$80,100	$13,005
Current Liabilities	516,162	652,495
Working Capital (Deficit)	$436,062	$(639,490)

Cash Flows

For the Three Months Ended February, 2015
Cash Flows Used in Operating Activities	$(32,331)
Cash Flows Provided by Financing Activities	95,000
Net Increase in Cash During Period	$72,425

Balance Sheet

As at February 28, 2015, the Company had total assets of $80,100.  The assets are mainly comprised of prepaid expenses and cash balances in the Company's bank account.

The Company had total liabilities of $516,162 at February 28, 2015.  The liabilities are comprised of $177,735 in derivative liabilities, $192,694 in convertible promissory notes payable, $2,000 in notes payable to a related party and $143,733 in accounts payable and accrued expenses.

Conversion of Notes to Shares of Common Stock

We have convertible promissory notes outstanding, the holder of which is Asher Enterprises, Inc., a New York Corporation.  Under the terms of the promissory notes, Asher may convert the amount owed to it to shares of common stock.  During the first quarter (December 1, 2014 to February 28, 2015) and the first month of the second quarter, Asher converted debt to shares of common stock (equity) as follows:

Note dated June 2, 2014, as amended June 11, 2014, in the principal amount of $21,500.00.  After the following conversions occurred, we owe $860.00 in interest which may be converted to common stock.

Date	Conversion Amount	Shares of Common Stock
1-23-2015	$1,950.00	48,750,000
1-28-2015	$3,680.00	92,000,000
2-9-2015	$4,540.00	113,500,000
2-11-2015	$4,540.00	113,500,000
2-19-2015	$4,540.00	113,500,000
3-17-2015	$2,250.00	77,500,000

Note dated April 17, 2014 in the principal amount of $5,000.00.  After the following conversions occurred, we owe $200.00 in interest which may be converted to common stock.

Date	Conversion Amount	Shares of Common Stock
3-26-2015	$5,000.00	130,000,000

Operating Revenues

The Company received $0 in revenue during the period ended February 28, 2015.

Operating Expenses

During the period ended February 28, 2015, the Company incurred operating expenses totaling $70,569, comprised of general and administrative expenses.

Net Loss

During the period ended February 28, 2015, the Company realized net loss of $44,307, comprised of $70,569 of operating expenses, $97,974 in interest expense and a gain of $124,236 on derivative.

Liquidity and Capital Resources

As at February 28, 2015, the Company had a cash balance of $72,425, total assets of $80,100, total liabilities of $516,162, and a working capital deficit of $436,062.

Cash Flows from Operating Activities

During the period ended February 28, 2015, the Company used $32,331 of cash flow from operating activities, mainly due to the $44,307 net loss during the period ended February 28, 2015.

Cash Flows from Investing Activity

The Company did not have any investing activities during the period ended February 28, 2015.

Cash Flows from Financing Activities

During the period ended February 28, 2015, the Company received proceeds of $104,000 from a convertible promissory note, which is unsecured, convertible into the common stock of the Company, due interest at 8% per annum and matures approximately nine months from the dates of issuance.

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

Employment Agreement

On April 5, 2015, we entered into an employment agreement with David M. Pecoraro ("Pecoraro") employing Pecoraro as Vice President of Operations.  Mr. Pecoraro has no previous experience functioning as an executive officer of a public company.  Pecoraro will be paid a salary of $79,000.00 per year plus compensation for overtime hours.  Overtime hours means the total hours worked in a day or week in excess of the maximum allowed, as defined by local statute, for a work day or work week.

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

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.        UNREGISTERED SALE OF EQUITY SECURITIES.

We have convertible promissory notes outstanding, the holder of which is Asher Enterprises, Inc., a New York Corporation.  Under the terms of the promissory notes, Asher may convert the amount owed to it to shares of common stock.  During the first quarter (December 1, 2014 to February 28, 2015) and the first month of the second quarter, Asher converted debt to shares of common stock (equity) as follows:

Note dated June 2, 2014, as amended June 11, 2014, in the principal amount of $21,500.00.  After the following conversions occurred, we owe $860.00 in interest which may be converted to common stock.

Date	Conversion Amount	Shares of Common Stock
1-23-2015	$1,950.00	48,750,000
1-28-2015	$3,680.00	92,000,000
2-9-2015	$4,540.00	113,500,000
2-11-2015	$4,540.00	113,500,000
2-19-2015	$4,540.00	113,500,000
3-17-2015	$2,250.00	77,500,000

Note dated April 17, 2014 in the principal amount of $5,000.00.   After the following conversions occurred, we owe $200.00 in interest which may be converted to common stock.

Date	Conversion Amount	Shares of Common Stock
3-26-2015	$5,000.00	130,000,000

The foregoing unregistered sale of securities was made pursuant to Section (4)(a)(2) of the Securities Act of 1933, as amended in that the transaction did not involve a public offering.

ITEM 5.        OTHER INFORMATION.

    We have convertible promissory notes outstanding, the holder of which is Asher Enterprises, Inc., a New York Corporation.  Under the terms of the promissory notes, Asher may convert the amount owed to it to shares of common stock.  During the first quarter (December 1, 2014 to February 28, 2015) and the first month of the second quarter, Asher converted debt to shares of common stock (equity) as follows:

Note dated June 2, 2014, as amended June 11, 2014, in the principal amount of $21,500.00.  After the following conversions occurred, we owe $860.00 in interest which may be converted to common stock.

Date	Conversion Amount	Shares of Common Stock
1-23-2015	$1,950.00	48,750,000
1-28-2015	$3,680.00	92,000,000
2-9-2015	$4,540.00	113,500,000
2-11-2015	$4,540.00	113,500,000
2-19-2015	$4,540.00	113,500,000
3-17-2015	$2,250.00	77,500,000

Note dated April 17, 2014 in the principal amount of $5,000.00.  After the following conversions occurred, we owe $200.00 in interest which may be converted to common stock.

Date	Conversion Amount	Shares of Common Stock
3-26-2015	$5,000.00	130,000,000

The foregoing unregistered sale of securities was made pursuant to Section (4)(a)(2) of the Securities Act of 1933, as amended in that the transaction did not involve a public offering.

We failed to file Form 8-K in connection with the foregoing transactions.

ITEM 6.        EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Employment Agreement – David M. Pecoraro.			10.1	X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of April, 2015.

NET SAVINGS LINK INC.
(the "Registrant")

BY:	STEVEN BARITZ
Steven Baritz
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Employment Agreement – David M. Pecoraro.			10.1	X

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.