Form 10-Q
period 2015-05-31
Net Savings Link, Inc.
filed 2015-07-20
CIK 1432176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 20, 2015, there were 2,999,837,408 shares of the registrant's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.

NET SAVINGS LINK, INC.
Balance Sheets
(Unaudited)

	May 31, 2015	November 30, 2014
ASSETS

Current assets
Cash	$12,852	$9,756
Other current assets	28,403	3,249

Total Current Assets	41,255	13,005

TOTAL ASSETS	$41,255	$13,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$52,866	$35,647
Notes payable	5,000	-
Notes payable-Related party		2,000
Due to related parties	75,603	67,808
Derivative liabilities	299,018	390,020
Convertible notes payable, net of debt discount of $7,579 and $23,900, respectively	207,801	157,020

Total Current Liabilities	640,288	652,495

STOCKHOLDERS' EQUITY(DEFICIT)
Series A Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 and 1,500,000 shares issued and outstanding, respectively	50	15
Series B Convertible Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 2,999,837,408 and 1,593,677,408 shares issued and outstanding, respectively	2,999,838	1,593,678
Additional paid-in capital	(1,682,803)	(1,279,643)
Accumulated deficit	(1,916,118)	(953,540)

Total Stockholders' Equity (deficit)	(599,033)	(639,490)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$41,255	$13,005

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Operations
(Unaudited)

	Three Months Ended May 31, 2015	From Inception on May 4, 2014 Through May 31, 2014	Six Months Ended May 31, 2015

REVENUES	$-	$-	$-

OPERATING EXPENSES
Depreciation and amortization expense	-	-	-
Officer Compensation	668,809	-	705,795
General and administrative	49,924	-	83,507

Total Operating Expenses	718,733	-	789,302

OPERATING LOSS	718,733	-	789,302

OTHER EXPENSE
Loss on derivative	141,653	-	17,417
Interest expense	57,885	-	155,859
Total Other Expense	199,538	-	173,276

NET LOSS	$(918,271)	$-	$(962,578)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$-	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,771,773,493	-	2,462,799,551

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	From Inception on May 4, 2014 Through
	May 31, 2015	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(962,578)	$-
Items to reconcile net loss to net cash used in operating activities:
Debt discount amortization	138,321	-
Debt offering cost amortization	8,348	-
Loss on derivative	17,417	-
Preferred stock issued for services	631,000	-
Changes in operating assets and liabilities
Increase in current assets	(24,500)	-
Increase in accounts payable and accrued liabilities	20,293	-
Increase in related party accounts payable	74,795	-
Net Cash Used in Operating Activities	(96,904)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	104,000	-
Proceeds from notes payable	5,000	-
Cash paid for debt offering costs	(9,000)	-
Net Cash Provided by Financing Activities	100,000	-

INCREASE (DECREASE) IN CASH	3,096	-

CASH AT BEGINNING OF PERIOD	9,756	-

CASH AT END OF PERIOD	$12,852	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for convertible notes and accrued interest	$72,612	$-
Discount on convertible notes payable from derivative instrument	$122,000	$-
Settlement of derivative liability to additional paid-in capital	$230,420	$-
Payment of accrued payroll and related part note payable with common stock	$69,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

NET SAVINGS LINK, INC.
Notes to the Unaudited Financial Statements

1.	Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by Net Savings Link, Inc. ("NSL" or the "Company") in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended November 30, 2014, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

2.       Going Concern

NSL's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, NSL has generated minimal revenue and accumulated significant losses since inception. As of May 31, 2015, company has accumulated deficit of $1,916,118 and a working capital deficit of $599,033. All of these items raise substantial doubt about its ability to continue as a going concern.  Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the NSL's ability to continue as a going concern are as follows:

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

3.       Related Party Transactions

As of May 31, 2015 and November 30, 2014, the Company owed $75,603 and $67,808, respectively, to the President and CEO of the Company for back due wages.

During March 2015, the company issued 3,500,000 shares of Series A Preferred Stock to its President and CEO in exchange for $67,000 in back due wages and $2,000 in a short-term note.  The stock was valued at the higher of the market price of the common stock on the date of issue or the value of the wages and short-term note amount, recognizing additional compensation expense of $631,000.

4.       Convertible Promissory Notes Payable

During the six months ended May 31, 2015, the holder of four Convertible Promissory Notes elected to convert a total of $69,540 in principal and $3,072 in interest into 1,406,160,000 shares of the Company's common stock at an average conversion price of $0.0005 per share.

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

During the six months ended May 31, 2015, three Convertible Promissory Notes became convertible into shares of the Company's common stock. The fair value of the conversion options was determined to be $304,772 using a Black-Scholes option-pricing model.  Upon the date the Convertible Promissory Notes became convertible, $122,000 was recorded as debt discount and $182,772 was recorded as day one loss on derivative liability.

During the six months ended May 31, 2015, $69,540 in principal amounts of Convertible Promissory Notes were converted into common stock (see Notes 4 and 6), $230,419 in related derivative liability was extinguished through a charge to paid-in capital and $165,335 was recorded as a net loss on mark-to-market of the conversion options and warrants.

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2015:

Derivative liabilities November 30, 2014	$390,020
Addition of new derivative	304,772
Reclassification of derivative liability to additional paid-in capital due to promissory note conversions	(230,419)
Gains on change in fair value	(165,355)
Balance at May 31, 201	$299,018

The following table summarizes the loss on derivative liabilities included in the income statement for the six months ended May 31, 2015:

Excess of fair value of conversion option derivative liabilities over the related notes payable	$(182,772)
Gain on change in fair value	165,355
Gain on derivative liabilities	$17,417

NSL valued its derivatives liabilities using the Black-Scholes option-pricing model.  Assumptions used during the six months ended May 31, 2015 include (1) risk-free interest rates between 0.01% to 1.52%, (2) lives of between 0 and 4.8 years, (3) expected volatility of between 455% to 925%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

6.       Stockholders' Equity

Common Stock

During the six months ended May 31, 2015, the Company issued 1,406,160,000 shares of common stock for $69,540 of convertible debt and $3,072 of accrued interest, or $0.0005 per share.

Preferred Stock

During April 2015, the Company authorized the designation of 25,000,000 shares of Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock will have one vote per share and are convertible into one share of common stock at the option of the holder.

During March 2015, the company issued 3,500,000 shares of Series A Preferred Stock to its President and CEO in exchange for $67,000 in back due wages and $2,000 in a short-term note.  The stock was valued at the higher of the market price of the common stock on the date of issue or the value of the wages and short-term note amount, recognizing additional compensation expense of $631,000.

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

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on May 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$299,018	$299,018

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on November 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$390,020	$390,020

8.       Subsequent Events

During July 2015, the Company completed its acquisition of 510 restricted common shares, or 51% of the total 1,000 outstanding common shares of PyroTree, Inc. (PYRO).

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2015	November 30, 2014
Current Assets	$41,255	$13,005
Current Liabilities	640,288	652,495
Working Capital (Deficit)	$599,033	$(639,490)

Cash Flows

	For the Six Months Ended May 31, 2015	From Inception on May 4, 2014 Through May 31, 2014
Cash Flows Used in Operating Activities	$(96,904)	$-
Cash Flows Provided by Financing Activities	100,000	-
Net Increase (Decrease) in Cash During Period	3,096	-

Balance Sheet

As at May 31, 2015, the Company had total assets of $41,255. The assets are mainly comprised of prepaid expenses and cash balances in the Company's bank account.

The Company had total liabilities of $640,288 at May 31, 2015. The liabilities are comprised of $299,018 in derivative liabilities, $207,801 in convertible promissory notes payable, $5,000 in a note payable and $128,469 in accounts payable and accrued expenses.

Conversion of Notes to Shares of Common Stock

We have convertible promissory notes outstanding, the holders of which is Asher Enterprises, Inc. and KBM Worldwide, Inc. (Holders), New York Corporations.  Under the terms of the convertible promissory notes, Holders may convert the amount owed to it to shares of common stock.  During the six months ended May 31, 2015, Holders converted debt to shares of common stock (equity) as follows:

Date	Conversion Amount	Shares of Common Stock
1-23-2015	$1,950.00	48,750,000
1-28-2015	$3,680.00	92,000,000
2-9-2015	$4,540.00	113,500,000
2-11-2015	$4,540.00	113,500,000
2-19-2015	$4,540.00	113,500,000
3-17-2015	$2,250.00	77,500,000
3-26-2015	$5,000.00	130,000,000
4-1-2015	$6,600.00	110,000,000
4-21-15	$4,020.00	67,000,000

Operating Revenues

The Company received $0 in revenue during the periods ended May 31, 2015 and 2014.

Operating Expenses

During the three months ended May 31, 2015 and from inception through May 31, 2014, the Company incurred operating expenses totaling $718,733 and $0, respectively. Operating expenses were mainly comprised of officer compensation expense of $668,809 during the three months ended May 31, 2015. During May 2015, the Company issued 3,500,000 shares of Series A Preferred Stock to its President and CEO, recognizing $631,000 in compensation expense. Additionally, general and administrative expenses were $49,924 during the three months ended May 31, 2015, compared to $0 during the period from inception through May 31, 2014.

During the six months ended May 31, 2015 and from inception through May 31, 2014, the Company incurred operating expenses totaling $789,302 and $0, respectively. Operating expenses were mainly comprised of officer compensation expense of $705,795 during the six months ended May 31, 2015 as compared to $0 during the period from inception through May 31, 2014. During May 2015, the Company issued 3,500,000 shares of Series A Preferred Stock to its President and CEO recognizing $631,000 in compensation expense. Additionally, general and administrative expenses were $83,507 during the six months ended May 31, 2015, compared to $0 during the period from inception through May 31, 2014.

Net Loss

During the three months ended May 31, 2015 and from inception through May 31, 2014, the Company realized net losses of $918,271 and $0, respectively.  The Company incurred operating expenses totaling $718,733 and $0, recognized $57,885 and $0 in interest expense on convertible notes payable and their related debt offering costs and discounts, and realized a loss of $141,653 and $0 on derivatives for the three months ended May 31, 2015 and the period from inception through May 31, 2014, respectively.

During the six months ended May 31, 2015 and from inception through May 31, 2014, the Company realized net losses of $962,578 and $0, respectively.  The Company incurred operating expenses totaling $789,302 and $0, recognized $155,859 and $0 in interest expense on convertible notes payable and their related debt offering costs and discounts, and realized a net loss of $17,417 and $0 on derivatives for the six months ended May 31, 2015 and during the period from inception through May 31, 2014, respectively.

Liquidity and Capital Resources

As at May 31, 2015, the Company had a cash balance of $12,852, total assets of $41,255, total liabilities of $640,288, and a working capital deficit of $599,033.

Cash Flows from Operating Activities

During the six months ended May 31, 2015 and during the period from inception through May 31, 2014, the Company used $96,904 and $0 of cash flow from operating activities, respectively, mainly due to net losses of $943,544 during the six months ended May 31, 2015.

Cash Flows from Investing Activity

The Company did not have any investing activities during the periods ended May 31, 2015 and 2014.

Cash Flows from Financing Activities

During the six months ended May 31, 2015, the Company received proceeds of $104,000 from a convertible promissory note, which is unsecured, convertible into the common stock of the Company, due interest at 8% per annum and matures approximately nine months from the dates of issuance and $5,000 for an unsecured, non-interest bearing note due upon demand.  During the six months ended May 31, 2015, the Company paid $9,000 in debt offering costs.

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

Employment Agreement

On April 5, 2015, we entered into an employment agreement with David M. Pecoraro ("Pecoraro") employing Pecoraro as Vice President of Operations.  Pecoraro was to be paid a salary of $79,000.00 per year plus compensation for overtime hours. The employment agreement was subsequently terminated and no compensation was paid.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.      RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.            EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/23/12	10.3

10.2	Employment Agreement – David M. Pecoraro.	10-Q	5/05/2015	10.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of July, 2015.

NET SAVINGS LINK INC.
(the "Registrant")

BY:	STEVEN BARITZ
Steven Baritz
President, Principal Executive Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/09/08	3.1

3.2	Bylaws.	S-1	6/09/08	3.2

3.3	Amended Articles of Incorporation.	8-K	8/06/12	3.1

4.1	Specimen Stock Certificate.	S-1	6/09/08	4.1

10.1	Equity Purchase Agreement with Southridge Partners II, LP.	10-Q	4/05/15	10.3

10.2	Employment Agreement – David M. Pecoraro.	10-Q	4/05/2015	10.1

14.1	Code of Ethics.	S-1	6/09/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Certificate of Designation.	8-K	8/06/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.